Form 10-K
period 1999-01-01
CRESTLINE CAPITAL CORP
filed 1999-03-30
CIK 1070752

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the Fiscal Year Ended January 1,        Commission File No. 1-14635
                 1999

                         CRESTLINE CAPITAL CORPORATION

               Maryland                              52-2151967
       (State of Incorporation)            (I.R.S. Employer Identification
                                                       Number)

                              10400 Fernwood Road
                           Bethesda, Maryland 20817
                                (240) 694-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
                    Title of each class                  on which registered
                    -------------------                -----------------------
      Common Stock, $.01 par value (21,926,000 shares  New York Stock Exchange outstanding as of January 1, 1999)

  The aggregate market value of shares of common stock held by non-affiliates at March 1, 1999 was $289,968,000.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No

                      Document Incorporated by Reference
               Notice of 1999 Annual Meeting and Proxy Statement

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD-LOOKING STATEMENTS

  Certain matters discussed herein or delivered in connection with this Form 10-K are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Certain, but not necessarily all, of such statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates" or "anticipates" or the negative thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements of Crestline Capital Corporation and its subsidiaries (the "Company") to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. These may include: (i) national and local economic and business conditions or governmental regulations that will affect demand, prices, wages or other costs for hotels and senior living communities; (ii) the level of rates and occupancy that can be achieved by such properties; (iii ) the Company's ability to compete effectively in areas such as access, location, quality of properties and rate structures; (iv) the ability to maintain the properties in a first-class manner (including meeting capital expenditure requirements); (v) the availability and terms of financing; (vi) governmental actions and initiatives including tax law changes that may eliminate the need for a lease structure by lodging and senior living REITs; (vii) changes to the public pay systems for medical care and the need for compliance with environmental, licensure and safety requirements; and (viii) the effect on the Company of the Year 2000 issue. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions and business opportunities, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Items 1 & 2. Business and Properties

General

  The Company is engaged in the business of leasing and subleasing hotels, owning senior living communities and the asset management of hotels and senior living communities. The Company is one of the largest leasing companies in the lodging industry and currently leases 120 full-service hotels and subleases 71 limited-service hotels from Host Marriott Corporation ("Host Marriott"). The Company's hotels are operated under long-term management agreements that were assigned to the Company by Host Marriott for the term of the hotel leases with most of the Company's hotels managed by Marriott International, Inc. ("Marriott International"). The Company is also one of the largest owners of senior living communities and currently owns 31 senior living communities with over 7,400 units located in 13 states. All of the Company's communities are managed by Marriott International under long-term operating agreements.

  The Company became a publicly traded company on December 29, 1998 (the "Distribution Date") when Host Marriott completed its plan of reorganizing its business by spinning off the Company to the shareholders of Host Marriott (the "Distribution") as part of a series of transactions pursuant to which Host Marriott elected to be considered a real estate investment trust ("REIT"). In connection with the Distribution, shareholders of Host Marriott received one share of Company common stock for every ten shares of Host Marriott stock. Because REITs are not permitted to derive revenues directly from the operation of hotels, it became necessary for Host Marriott to lease or sublease its hotels to an unrelated party. By completing the Distribution, the Company became the third party leasing vehicle used by Host Marriott to lease or sublease substantially all of its hotels.

Business of the Company

  Lodging and Asset Management Services. The Company leases 120 full-service hotels and subleases 71 limited-service hotels from Host Marriott. The full-service hotel portfolio is managed by Marriott International and other lodging managers under, among others, the "Marriott," "Ritz-Carlton," "Four Seasons," "Hyatt" and "Swissotel" brand names, and the limited-service hotels are managed by Marriott International under the "Courtyard by Marriott" and "Residence Inn" brand names. The Company also provides asset management services for Host Marriott's hotel portfolio.

  The full-service hotels leased by the Company are in the upscale and luxury segments of the lodging industry. Within the upscale and luxury segment, the Company's hotels have outperformed its competitive set. Based on data provided by Smith Travel Research, the upscale and luxury segments achieved an average occupancy of 71.2% and a room revenue per available room ("REVPAR") increase of 5.3% for 1998. The Company's full-service hotel lease portfolio achieved an average occupancy of 77.5% and a REVPAR increase of 7.5% in 1998. The Company believes this is due to the quality and positioning of the hotel properties, as well as the strength of the brand names and management companies in the portfolio.

  The Company believes that there are significant barriers to entry, particularly in urban and airport locations, that have limited supply increases in the upscale and luxury segments of the full-service hotel industry to an average of approximately 1% from 1993 through 1998. These barriers to entry have included: the affordability, availability and location of quality land; the lead time for the development of a comparable hotel which can now range from three to five years or more from conception to completion of construction; the limited availability of financing for new hotel construction; and the availability of existing comparable hotels that have sold at a discount to their replacement cost.

  The Company does not believe, however, that the limited-service hotel sector has the same barriers to entry for new supply limitations that exist in the full-service sector. For 1998, room supply within the moderate-price and extended-stay segments exceeded room demand. The Company believes that this trend will have an effect on the feasibility of additional new limited-service construction starts and certain of the supply/demand imbalances may create acquisition and leasing opportunities for the Company.

  Under its hotel leases, the Company participates directly in the results of the operations of the leased hotels (and thus trends in the hotel industry are likely to directly bear on the Company's economic performance). Under the Company's leases, the Company is obligated to pay to the lessor rent based upon the greater of a fixed dollar amount of rent ("Minimum Rent") or fixed percentages of various categories of revenues derived from the operation of the leased hotels. The Company in turn has contracted with a third party manager (typically, but not in all cases, Marriott International) to operate the hotels on behalf of the Company. Under these management agreements, the Company typically pays the manager a base management fee equal to a fixed percentage of hotel revenues, plus in many cases an incentive management fee based upon the operating profit of the hotel above certain specified levels. Under these management agreements, the Company receives all revenues from the operations of the hotels, and the Company is typically responsible for all expenses of operation of the hotels, including costs incurred by the managers. Thus, the Company receives the operating profit from its leased and subleased hotels after it pays the managers their management fees and the lessors their rent (which is not based upon operating profit but rather upon fixed percentages of revenues). Accordingly, the Company derives the benefit of (and bears the risks associated with) the operating profits from the hotels. To the extent that such profits (after the payment of management fees) exceeds the rent due under the leases, the Company will profit (and its rate of profitability will increase to the extent that operating profits grow faster than the rents payable under the leases). Conversely, the Company will incur a loss to the extent that such profit is less than the rent due under the leases (and the Company's profitability will decline to the extent that operating profits grow slower than the rents payable under the leases). However, successful hotel performance does allow the managers to share in the growth of the profits of the hotels in the form of higher incentive management fees. In particular, Marriott International receives approximately 50% of its management fee income from the Company's leased hotels in the form of incentive management fees. The Company views this as a positive because it helps to strengthen the alignment of the managers' interests with the Company's. The Company's asset management team will continue to work with the managers to improve the operating profit of the leased hotels to attempt to increase operating profit for the Company.

  Pursuant to the terms of a hotel non-competition agreement entered into by Host Marriott with Marriott International in 1993 and a non-competition agreement entered into by the Company with Host Marriott in connection with the Distribution, the Company generally is precluded (i) until October 8, 2000, from operating or managing (but not leasing) full-service or limited-service hotels and (ii) until the earlier of December 31, 2008 or the date when the Company no longer leases at least 25% of the original hotels leased from Host Marriott at the time of the Distribution, from owning or acquiring any full-service hotels not leased from Host Marriott. The Company is also subject to certain restrictions relating to leasing, operating and managing full-service hotels under its agreement with Host Marriott.

  Senior Living. The Company owns a portfolio of 31 senior living communities (the "Communities") with over 7,400 units located in 13 states. These assets were acquired by the Company in 1997 and 1998 and are managed by Marriott Senior Living Services, Inc. ("MSLS"), a subsidiary of Marriott International, under long-term operating agreements. This portfolio is positioned in the quality tier segment of the senior living industry. (The quality tier segment of the market focuses on the private pay customer who is targeted demographically as a senior who is 75 years or older with annual income of $25,000 or greater). The Communities generally offer the residents the full continuum of care: independent living; assisted living; special care centers; and healthcare units. The Company believes that few competitors offer this continuum which allows residents to age in place over time.

  The senior living industry encompasses the independent living, assisted living (including special care) and healthcare segments. In general, residents in independent living units participate in a community's dining plan and other social functions and may utilize other services such as housekeeping, laundry or transportation. In general, these residents do not need assistance with activities of daily living ("ADLs") such as eating, bathing, grooming, dressing or medicine reminders. Assisted living residents typically require some assistance with some or all of these ADLs. Certain assisted living communities have special care centers that provide personal assistance with Alzheimer's disease or other forms of dementia. Residents who develop further physical or cognitive frailties that require more intensive medical attention often reside in healthcare units. In general, there are few barriers to entry in the independent and assisted living segments of the senior living industry.

  Pursuant to the terms of a non-competition agreement entered into with Marriott International in connection with the Company's acquisition of Forum Group, Inc. ("Forum") in 1997, as amended, the Company generally is precluded from operating or managing (but not owning or leasing) senior living communities until June 21, 2010.

Business Strategy

  The Company's primary business strategy is to take advantage of opportunities to enhance the profitability of its three strategic business units: lodging; senior living; and asset management.

  Lodging. Based on the number of hotels leased or subleased from Host Marriott, the Company is one of the largest leasing companies in the lodging industry. The Company intends to expand its full-service hotel lease portfolio through additional lease transactions with Host Marriott that may arise from Host Marriott's own growth through acquisition. Since 1994, Host Marriott has acquired or purchased controlling interests in over 100 full-service hotels for an aggregate price of over $6 billion and Host Marriott believes its acquisition opportunities remain significant with both Marriott and non-Marriott brand name opportunities. However, there are no rights of first refusal or other contractual arrangements enabling the Company to lease any additional hotels acquired by Host Marriott in the future. The Company may also pursue the acquisition and/or leasing of limited-service hotels from Host Marriott and its affiliates, which currently hold interests in partnerships owning 120 Courtyard by Marriott and 50 Residence Inn hotels. In the second quarter of 1999, the Company acquired a 74% limited partnership interest in the Marriott Residence Inn USA Limited Partnership (the "Partnership") from a private Japanese investor for $34.4 million. The Partnership owns 11 Residence Inn properties managed by Marriott International. The total consideration for the acquisition was $89 million, including the consolidation of $54.6 million of debt. Host Marriott owns a 5% general partner interest in the Partnership. The Company also expects to pursue the acquisition and/or leasing of other limited-service hotels as the effects of overbuilding in this sector may create opportunities in markets with strong long-term fundamentals.

  The Company also plans to seek to establish strategic relationships with hotel REITs other than Host Marriott, including Hospitality Properties Trust, Inc., the owner of the 71 limited-service hotels subleased from Host Marriott. Current federal income tax law does not allow REITs to derive revenues directly from the operations of hotels. As a result, hotel REITs generally enter into leases with lessees who agree to pay a base rent plus a percentage rent based on increases in revenues of a hotel. The Company, therefore, believes that there will be leasing opportunities with some hotel REITs other than Host Marriott that have been unable to pursue acquisition opportunities because certain hotel management companies have been unwilling to enter into such leases. The Company intends to pursue these leasing opportunities for both full-service and limited-service hotels.

  In addition, many hotel REITs have established related-party hotel leasing companies that are generally small and privately held. The Company believes that some of these REITs, in an effort to reduce conflicts of interest, may seek to establish independent leasing relationships which could create an opportunity for the Company to act as a consolidator of these leasing companies.

  The Company also intends to explore the feasibility of other lodging-related business opportunities, including third party hotel management, after October 8, 2000, when the restrictions under the hotel non-competition agreement with Marriott International expire.

  Senior Living. The Company owns a premier portfolio of senior living communities and was ranked as the eighth largest owner of senior living communities by The American Senior Housing Association in 1998. The portfolio encompasses the full continuum of care by offering a combination of independent living (55% of units), assisted living (20% of units), special care centers (3% of units) and healthcare accommodations (22% of units). During 1998, the portfolio achieved an average occupancy of approximately 92.2% and an average daily rate of over $88.

  In 1999, the Company intends to add 239 units at five Communities at a cost of approximately $23 million which will be the final phase of a four-year $88 million expansion program that will have ultimately resulted in the addition of 861 units to 21 of the Company's Communities. In the first quarter of 1999, 161 of the 239 expansion units were opened. Upon the completion of the expansion program, the total number of units at the Company's Communities is expected to be almost 7,500 units. The Company's objective in completing the expansion program has been to further solidify the competitive position of its Communities through the provision of a continuum of housing accommodations on one campus. These expansions have typically involved the addition of assisted living units to a community which offered only independent living units or to a community which offered only independent living and healthcare units. The Company believes that its portfolio will continue to enjoy a competitive advantage as the result of its emphasis on the provision of multiple levels of care.

  The Company expects to continue selectively and opportunistically pursuing the acquisition of upscale senior living communities and to engage premier operators to manage these communities. The Company expects to continue to target primarily assets which offer at least two levels of care and which are located in established neighborhoods where land for development is scarce and where community groups and local authorities are less likely to encourage the development of additional senior living communities.

  Similar to hotels, REITs are not permitted to derive revenues directly from the operation of senior living communities. The Company will attempt to duplicate its role as a hotel lessee into the senior living market since the business fundamentals for establishing leasing arrangements with senior living REITs are similar to those of hotel REITs. The Company believes that there will be leasing opportunities with senior living REITs and operators that will seek to align themselves with a company that understands the senior living and leasing business. Accordingly, the Company will seek to establish relationships with such REITs and operators.

  Asset Management. The Company's asset management team (which was transferred from Host Marriott to the Company in connection with the Distribution) is experienced in managing one of the largest and highest quality hotel and senior living community portfolios in the hotel and senior living industries. This team, consisting of approximately 30 employees, has developed significant expertise in enhancing the value of lodging and senior living real estate. The asset management function encompasses overseeing the life cycle of a lodging property or senior living community. A key element to the function is the development of a strategic plan and identifying specific objectives designed to achieve that plan. Asset management is responsible for developing the strategic objectives for a property consistent with the owner's goals and then performing activities which focus on the achievement of those objectives. A strategic plan may differ from property to property; however, the general objectives associated with the asset management function include:

 .  Maximizing the cash return on investment through cost reduction and revenue enhancement opportunities;
 .  Enhancing, preserving and maximizing the long-term value and life of the assets; and
 .  Ensuring optimal positioning of each property.

  The asset management group functions as the intermediary between Host Marriott, as owner, and the Company, as lessee, and the managers of the lodging properties and senior living communities. The managers are typically responsible for the day-to-day operations of the properties. The asset management group oversees the managers' activities to ensure that the objectives of the owner and the lessee receive the appropriate level of priority and attention. There is a broad spectrum of services encompassed by the asset management function including, among others:

 .  monitoring property/brand performance;
 .  reviewing operating results, budgets and forecasts;
 .  reviewing, approving and overseeing capital expenditure projects;
 .  analyzing competitive supply conditions in each market;
 .  pursuing expansion and repositioning opportunities;
 .  assessing return on investment expenditure opportunities;
 .  addressing regulatory, property tax, lender and ground lessor issues;
 .  performing property inspections and ensuring that the property is maintained; and
 .  performing due diligence in connection with an acquisition or disposition;

  In connection with the Distribution, the Company entered into contracts with Host Marriott and its affiliates for a term of two years (with a one-year automatic renewal) to provide asset management services to Host Marriott and its affiliates for its hotel portfolio.

  The Company intends to utilize the asset management team's industry expertise to expand its customer base to include new third-party asset management contracts with entities such as hotel REITs, pension funds, life insurance companies, opportunity funds and offshore owners. In addition, the Company's asset management team may expand the range of services it provides to include feasibility analyses, valuations, acquisition/disposition due diligence and similar services. The method of charging for these services will be determined on a case-by-case basis. Potential alternatives include a fixed fee, a fixed fee coupled with a performance or incentive fee, a fee based on hourly rates, or a fee determined based on a percentage of revenues generated by a property. The Company does not have employment agreements with any of the employees in its asset management group. The Company does not expect the asset management business to contribute a significant amount to the Company's operating results in the near future.

Hotel Lodging Industry

  The lodging industry posted strong gains in 1998 as higher average daily rates drove strong increases in REVPAR. Over the last five years, the lodging industry has benefited significantly from a favorable supply/demand imbalance, driven in part by low construction levels combined with high gross domestic product ("GDP") growth. Recently, however, supply has begun to moderately outpace demand, causing slight declines in occupancy rates in the upscale and luxury full-service segments in which we operate. According to Smith Travel Research, supply in the Company's competitive set increased 1.2% in 1998 while demand in the competitive set decreased 0.2% for 1998. At the same time, occupancy declined one percentage point in the competitive set compared to 1997.

  These declines in occupancy, however, were more than offset by increases in average daily rates which generated higher REVPAR. According to Smith Travel Research, average daily rate and REVPAR for the competitive set increased 6.8% and 5.3%, respectively, in 1998. The current amount of excess supply in the lodging industry is relatively moderate and much less severe than that experienced in the lodging industry beginning in 1989, in part because of the greater financial discipline and lending practices imposed by financial institutions and public markets today relative to those during the late 1980s.

  Within the upscale and luxury full-service segment, the Company's leased hotels have outperformed the overall sector. The attractive locations of the Company's hotels, the limited availability of new building sites for new construction of competing full-service hotels, and the lack of availability of financing for new full-service hotels has allowed the Company to maintain REVPAR and average daily rate premiums over the competitive set in these service segments. Average daily rates for the Company's leased full-service hotels increased 7.6% for 1998. The increase in average daily rate helped generate a strong increase in full-service hotel REVPAR of 7.5% in 1998.

  The Company believes that the current environment of excess supply will most likely continue over the next twelve to eighteen months, although any excess supply is expected to be moderate given the fact that demand is expected to grow at the same 1% to 2% rate as projected GDP and new construction has been significantly limited by capital constraints. Given the relatively long lead time to develop urban, convention and resort hotels, the Company believes that growth in room supply in upscale and luxury full-service sub-markets in which the Company operates will remain moderate through the year 2000. However, there can be no assurance that growth in supply will remain moderate or that REVPAR and operating profits will continue to improve.

Leased and Subleased Hotel Properties

  The Company's full-service hotel lease portfolio represents quality properties in the upscale and luxury full-service lodging segments. The full-service hotel properties are operated under, among others, the "Marriott," "Ritz-Carlton," "Four Seasons," "Hyatt" and "Swissotel" brand names. In addition, the limited-service hotels subleased from Host Marriott are operated under the "Courtyard by Marriott" (moderate-price) and "Residence Inn" (extended-stay) brand names.

  The following tables set forth certain information with respect to the operations of the hotels leased or subleased by the Company following the Distribution for fiscal years 1998 and 1997:

                                                          Fiscal Year 1998
                                            ---------------------------------------------
                          Number    Number                            Average
                         of Hotels of Rooms Hotel Revenues Occupancy Daily Rate REVPAR(1)
                         --------- -------- -------------- --------- ---------- ---------
Full-service............    120     56,230    $3,756,589     77.5%    $143.59    $111.29
Moderate-price..........     53      7,606       224,727     80.5       90.71      73.04
Extended-stay...........     18      2,178        71,775     84.1      102.15      85.86
                            ---     ------
                            191     66,014
                            ===     ======

                                                          Fiscal Year 1997
                                            ---------------------------------------------
                          Number    Number                            Average
                         of Hotels of Rooms Hotel Revenues Occupancy Daily Rate REVPAR(1)
                         --------- -------- -------------- --------- ---------- ---------
Full-service............    120     56,230    $3,461,732     77.6%    $133.39    $103.52
Moderate-price..........     53      7,606       211,889     81.1       84.30      68.38
Extended-stay...........     18      2,178        69,720     83.3       99.96      83.27
                            ---     ------
                            191     66,014
                            ===     ======

--------
(1) REVPAR measures daily room revenues generated on a per room basis. REVPAR does not include food and beverage or other ancillary revenues generated by the property. REVPAR represents the combination of the average daily room rate charged and the average daily occupancy achieved.

  Full-Service. The Company's leased full-service hotels average nearly 500 rooms. Twelve of the hotels leased by the Company have more than 750 rooms. Hotel properties typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, gift shops and parking facilities. The full-service hotels leased by the Company primarily serve business and pleasure travelers and group meetings at locations in downtown and suburban areas, near airports and at resort convention locations throughout the United States. The properties are generally well situated in locations where there are significant barriers to entry by competitors, including downtown areas of major metropolitan cities, at airports and at resort/convention locations where there are limited or no development sites. Marriott International or its affiliates serve as the manager for 98 of the 120 full-service hotels leased by the Company and all but twelve are part of Marriott International's full-service hotel system.

  The chart below sets forth certain performance information for the 120 full-service hotels currently leased by the Company:

                                                                 Fiscal Year
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
   Number of properties.......................................     120      120
   Number of rooms............................................  56,230   56,230
   Average daily rate......................................... $143.59  $133.39
   Occupancy percentage.......................................    77.5%    77.6%
   REVPAR..................................................... $111.29  $103.52
   REVPAR % change............................................     7.5%     --

  Revenues in 1998 for nearly all of the full-service hotels leased by the Company from Host Marriott were improved or comparable to 1997. This improvement was achieved through steady increases in customer demand, as well as yield management techniques applied by the manager to maximize REVPAR on a property-by-property basis. REVPAR for the full-service hotel properties increased 7.5% for fiscal year 1998 as average room rates increased 7.6% although average occupancy decreased slightly. Overall, this resulted in strong revenue growth. Revenues expanded at an 8.5% rate for the hotels and house profit margins increased by almost one percentage point. The Company believes that the full-service hotels leased by the Company from Host Marriott have outperformed the industry's average REVPAR growth rates. The relatively high occupancy rates of the hotels allowed the managers of the hotels to increase average room rates by selectively raising room rates.

  The Company and the hotel managers will continue to focus on cost control in an attempt to ensure that hotel revenues increases serve to maximize house and operating profit. While control of fixed costs serves to improve profit margins as hotel revenues increase, it also results in more hotel properties reaching financial performance levels that allow the managers to share in the growth of profits in the form of incentive management fees. The Company believes this is a positive development as it strengthens the alignment of the Company's interests, as lessee, and the managers' interests.

  The following table presents certain information for the full-service hotels leased by the Company by geographic region for fiscal year 1998:

                                               Average
                                               Number
                                        Number   of              Average
                                          of    Guest   Average   Daily
   Geographic Region                    Hotels  Rooms  Occupancy  Rate   REVPAR
   -----------------                    ------ ------- --------- ------- -------
   Atlanta.............................   11     486     72.2%   $142.95 $103.19
   Florida.............................   12     504     78.6%    136.19  107.10
   Mid-Atlantic........................   17     364     76.2%    125.48   95.04
   Midwest.............................   15     365     75.0%    126.26   94.73
   New York............................   12     631     84.1%    188.60  158.67
   Northeast...........................   10     381     78.1%    136.20  106.36
   South Central.......................   18     497     77.0%    123.04   94.68
   Western.............................   25     514     77.2%    150.47  116.17
     Average all regions...............  120     469     77.5%    143.59  111.29

  Limited-Service--Courtyard by Marriott Hotels. The Courtyard by Marriott hotels subleased by the Company are moderate-priced, limited-service hotels aimed at individual business and pleasure travelers, as well as families. Courtyard by Marriott hotels typically have approximately 150 rooms at locations in suburban areas or near airports throughout the United States. The Courtyard by Marriott hotels include well-landscaped grounds, a courtyard with a pool and socializing areas. Each Courtyard by Marriott hotel subleased by the Company features meeting rooms and a restaurant and lounge with approximately 80 seats.

  The table below sets forth comparable performance information for the Courtyard by Marriott hotels subleased by the Company:

                                                                  Fiscal Year
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
   Number of properties.........................................     53      53
   Number of rooms..............................................  7,606   7,606
   Average daily rate........................................... $90.71  $84.30
   Occupancy percentage.........................................   80.5%   81.1%
   REVPAR....................................................... $73.04  $68.38
   REVPAR % change..............................................    6.8%    --

  The Courtyard by Marriott hotels subleased by the Company benefited in 1998 from REVPAR growth of 6.8% due to increases in room rates of nearly 7.6%, although occupancy decreased by over one half of a percentage point. The Courtyard by Marriott hotels subleased by the Company were generally fully occupied during the business week and enjoyed high occupancies during the weekends. Revenues in 1998 increased over 6% while house profit margins remained flat from the prior year.

  The following table presents certain information for the Courtyard by Marriott properties subleased by the Company by geographic region for fiscal year 1998:

                                               Average
                                                Number            Average
                                      Number   of Guest  Average   Daily
   Geographic Region                 of Hotels  Rooms   Occupancy  Rate   REVPAR
   -----------------                 --------- -------- --------- ------- ------
   Southeast........................      9      143      79.1%   $80.41  $63.57
   Mid-Atlantic.....................     11      144      80.7%    93.98   75.39
   Mid-west.........................      6      142      79.0%    81.19   64.11
   Northeast........................     15      142      81.4%    96.74   78.74
   South Central....................      3      153      76.3%    79.94   60.98
   Western..........................      9      144      82.8%    97.06   80.35
     Average all regions............     53      144      80.5%    90.71   73.04

  Limited-Service--Residence Inns. The Residence Inns subleased by the Company are extended-stay, limited-service hotels which cater primarily to business and family travelers who stay more than five consecutive nights. Residence Inns typically have 80 to 130 studio and two-story penthouse suites. Residence Inns generally are located in suburban settings throughout the United States and feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inns do not have restaurants, but offer complimentary continental breakfast. In addition, most Residence Inns provide a complimentary evening hospitality hour. Each suite contains a fully equipped kitchen, and many suites have woodburning fireplaces.

  The table below sets forth comparable performance information for the Residence Inns subleased by the Company from Host Marriott:

                                                                 Fiscal Year
                                                                ---------------
                                                                 1998     1997
                                                                -------  ------
   Number of properties........................................      18      18
   Number of rooms.............................................   2,178   2,178
   Average daily rate.......................................... $102.15  $99.96
   Occupancy %.................................................    84.1%   83.3%
   REVPAR...................................................... $ 85.86  $83.27
   REVPAR % change.............................................     3.1%    --

  For 1998, REVPAR increased 3.1% for the Residence Inns subleased by the Company from Host Marriott, due to an increase in room rates of 2.2% and an increase in occupancy of almost one percentage point. At an average occupancy rate of 84.1% for 1998, these properties were near full occupancy during the business week and enjoyed high occupancies during the weekends. Revenues in 1998 increased almost 3% and house profit remained relatively flat, which resulted in a two percentage point decrease in the house profit margin from the prior year reflecting the additional supply that has entered the market.

  The following table presents certain information for Residence Inn extended-stay properties subleased by the Company by geographic region for fiscal year 1998:

                                               Average
                                                Number            Average
                                      Number   of Guest  Average   Daily
   Geographic Region                 of Hotels  Rooms   Occupancy  Rate   REVPAR
   -----------------                 --------- -------- --------- ------- ------
   Southeast........................      2      107      80.4%   $ 93.80 $75.43
   Mid-Atlantic.....................      2      112      81.6%     97.76  79.75
   Midwest..........................      3      153      84.0%    118.30  99.36
   Northeast........................      3      110      88.1%     99.11  87.32
   South Central....................      3      119      85.3%     89.21  76.13
   Western..........................      5      119      83.2%    103.99  86.48
     Average all regions............     18      121      84.1%    102.15  85.86

Hotel Properties Leased or Subleased by the Company under the Hotel Leases

  The following table sets forth, as of the date hereof, the location and number of rooms relating to each of the hotels leased or subleased to the Company. All of the full-service hotel properties are operated under either "Marriott" or "Ritz-Carlton" brand names by Marriott International, unless otherwise indicated. All of the limited-service hotel properties are operated under either the "Courtyard by Marriott" or "Residence Inn" brand names by Marriott International.

 Full-Service:

Location                                                                   Rooms
--------                                                                   -----
Alabama
 Grand Hotel Resort and Golf Club.........................................   306
Arizona
 Mountain Shadows Resort..................................................   337
 Scottsdale Suites........................................................   251
 The Ritz-Carlton, Phoenix(1).............................................   281
California
 Coronado Island Resort...................................................   300
 Cost Mesa Suites.........................................................   253
 Desert Springs Resort and Spa............................................   884
 Fullerton................................................................   224
 Hyatt Regency, Burlingame(3).............................................   793
 Manhattan Beach(2).......................................................   380
 Marina Beach.............................................................   368
 Newport Beach............................................................   570
 Newport Beach Suites.....................................................   250
 Ontario Airport(2).......................................................   299
 San Diego Marriott Hotel and Marina...................................... 1,355
 San Francisco Airport....................................................   684
 San Francisco Fisherman's Wharf(2).......................................   285
 San Francisco............................................................ 1,498
 San Ramon................................................................   368
 Santa Clara..............................................................   754
 The Ritz-Carlton, Marina del Rey(1)......................................   306
 The Ritz-Carlton, San Francisco(1).......................................   336
 Torrance.................................................................   487
Colorado
 Denver Southeast.........................................................   595
 Denver Tech Center.......................................................   625
 Denver West..............................................................   307
 Vail Mountain Resort.....................................................   349
Connecticut
 Hartford/Farmington......................................................   380
 Hartford/Rocky Hill......................................................   251
Florida
 Biscayne Bay Hotel and Marina............................................   605
 Fort Lauderdale Marina...................................................   580
 Jacksonville(2)..........................................................   256
 Miami Airport............................................................   782
 Orlando World Center..................................................... 1,503
 Palm Beach Gardens(2)....................................................   279
 Singer Island (Holiday Inn)(3)...........................................   222
 Tampa Airport............................................................   295
 Tampa Westshore..........................................................   309
 The Ritz-Carlton, Amelia Island(1).......................................   449
 The Ritz-Carlton, Naples(1)..............................................   463
Georgia
 Atlanta Marriott Marquis................................................. 1,671
 Atlanta Midtown Suites...................................................   254
 Atlanta Norcross.........................................................   222

Location                                                                   Rooms
--------                                                                   -----
 Atlanta Northwest........................................................   400
 Atlanta Perimeter Center.................................................   400
 Grand Hyatt, Atlanta(3)..................................................   439
 JW Marriott at Lenox.....................................................   371
 The Four Seasons, Atlanta(3).............................................   246
 The Ritz-Carlton, Atlanta(1).............................................   447
 The Ritz-Carlton, Buckhead(1)............................................   553
 Swissotel, Atlanta(3)....................................................   348
Illinois
 Chicago/Deerfield Suites.................................................   248
 Chicago/Downers Grove Suites.............................................   254
 Chicago/Downtown Courtyard...............................................   334
 Chicago O'Hare...........................................................   681
 Chicago O'Hare Suites....................................................   256
 Swissotel, Chicago(3)....................................................   630
Indiana
 South Bend...............................................................   300
Louisiana
 New Orleans.............................................................. 1,290
Maryland
 Bethesda.................................................................   407
 Gaithersburg/Washingtonian Center........................................   284
Massachusetts
 Boston/Newton............................................................   430
 Hyatt Regency, Cambridge(3)..............................................   469
 Swissotel, Boston(3).....................................................   498
 The Ritz-Carlton, Boston(1)..............................................   275
Michigan
 Detroit Livonia..........................................................   224
 Detroit Romulus..........................................................   245
 Detroit Southfield.......................................................   226
 The Ritz-Carlton, Dearborn(1)............................................   308
Minnesota
 Minneapolis City Center..................................................   583
Missouri
 Kansas City Airport......................................................   382
New Hampshire
 Nashua...................................................................   251
New Jersey
 Hanover..................................................................   353
 Newark Airport...........................................................   590
 Park Ridge...............................................................   289
 Saddle Brook.............................................................   222
New Mexico
 Albuquerque..............................................................   411
New York
 New York Marriott Financial Center.......................................   504
 New York Marriott Marquis................................................ 1,911
 New York World Trade Center..............................................   820
 The Drake (Swissotel), New York(3).......................................   494

Location                                                                  Rooms
--------                                                                  ------
North Carolina
 Charlotte Executive Park(2)............................................     298
 Greensboro-High Point Airport..........................................     299
 Raleigh Crabtree Valley................................................     375
 Research Triangle Park.................................................     224
Ohio
 Dayton.................................................................     399
Oklahoma
 Oklahoma City..........................................................     354
 Oklahoma City Waterford(2).............................................     197
Oregon
 Portland...............................................................     503
Pennsylvania
 Four Seasons, Philadelphia(3)..........................................     365
 Philadelphia...........................................................   1,200
 Philadelphia Airport...................................................     419
 Pittsburgh City Center(2)..............................................     400
Tennessee
 Memphis................................................................     404
Texas
 Dallas/Fort Worth......................................................     492
 Dallas Quorum..........................................................     547
 El Paso................................................................     296
 Houston Airport........................................................     566
 Houston Medical Center.................................................     386
 JW Marriott Houston....................................................     503
 Plaza San Antonio(2)...................................................     252
 San Antonio Rivercenter................................................     999
 San Antonio Riverwalk..................................................     500
Utah
 Salt Lake City.........................................................     510
Virginia
 Fairview Park..........................................................     395
 Hyatt Regency, Reston(3)...............................................     514
 Key Bridge.............................................................     588
 Norfolk Waterside(2)...................................................     404
 Pentagon City Residence Inn............................................     300
 The Ritz-Carlton, Tysons Corner(1).....................................     397
 Washington Dulles Airport..............................................     370
 Washington Dulles Suites...............................................     254
 Westfields.............................................................     335
 Williamsburg...........................................................     295
Washington
 Seattle SeaTac Airport.................................................     459
Washington, D.C.
 Washington Metro Center................................................     456
Canada
 Calgary................................................................     380
 Toronto Airport........................................................     423
 Toronto Eaton Centre...................................................     459
 Toronto Delta Meadowvale(3)............................................     374
                                                                          ------
 Total..................................................................  56,230
                                                                          ======

 Limited-Service--Courtyard by Marriott:

Arizona
 Phoenix Camelback......................................................     155
 Scottsdale Mayo........................................................     100
California
 Camarillo..............................................................     130

Location                                                                   Rooms
--------                                                                   -----
 Fountain Valley..........................................................  150
 Los Angeles Airport......................................................  146
 Laguna Hills.............................................................  137
 San Jose Airport.........................................................  151
 Torrance.................................................................  151
Delaware
 Wilmington...............................................................  152
Florida
 Boca Raton...............................................................  152
 Jacksonville Mayo Clinic.................................................  146
 Miami Lakes..............................................................  151
Georgia
 Atlanta Airport North....................................................  152
 Atlanta Cumberland.......................................................  182
 Atlanta Jimmy Carter Blvd................................................  121
 Atlanta Midtown..........................................................  168
 Macon....................................................................  108
Illinois
 Chicago Arlington Heights North..........................................  152
Indiana
 Indianapolis Carmel......................................................  149
Iowa
 Quad Cities..............................................................  113
Maryland
 Columbia.................................................................  152
 Greenbelt................................................................  152
Massachusetts
 Boston Danvers...........................................................  121
 Boston Foxborough........................................................  149
 Boston Lowell............................................................  121
 Boston Milford...........................................................  151
 Boston Norwood...........................................................  148
 Boston Stoughton.........................................................  152
 Boston Woburn............................................................  125
Michigan
 Auburn Hills.............................................................  148
Minnesota
 Eden Prairie.............................................................  149
Missouri
 Kansas City Airport......................................................  149
 Kansas City South........................................................  149
New Jersey
 Hanover..................................................................  149
 Mahwah...................................................................  146
 Tinton Falls.............................................................  121
New York
 Fishkill.................................................................  152
 Syracuse.................................................................  149
North Carolina
 Charlotte Research Park..................................................  152
 Fayetteville.............................................................  108
 Raleigh Durham Airport...................................................  151
Pennsylvania
 Philadelphia Airport.....................................................  152
 Pittsburgh Airport.......................................................  148
 Willow Grove.............................................................  149
Rhode Island
 Newport..................................................................  148
South Carolina
 Spartanburg..............................................................  113

Location                                                                   Rooms
--------                                                                   -----
Tennessee
 Chattanooga.............................................................    114
Texas
 Dallas Northpark........................................................    160
Virginia
 Arlington/Rosslyn.......................................................    162
 Dulles Airport..........................................................    149
 Williamsburg............................................................    151
Washington
 Bellevue................................................................    152
Wisconsin
 Brookfield..............................................................    148
                                                                           -----
 Total...................................................................  7,606
                                                                           =====

 Limited-Service--Residence Inns:

Arizona
 Flagstaff...............................................................    102
 Scottsdale..............................................................    122
 Tempe...................................................................    126
California
 Fountain Valley.........................................................    122
 Rancho Bernardo.........................................................    123
Georgia
 Atlanta Alpharetta......................................................    103
Illinois
 Chicago Downtown........................................................    221
Maryland
 Annapolis...............................................................    102

Location                                                                   Rooms
--------                                                                   -----
Massachusetts
 Westborough.............................................................    109
Michigan
 Warren..................................................................    133
New Mexico
 Albuquerque.............................................................    112
New York
 Syracuse................................................................    102
North Carolina
 Durham..................................................................    122
Ohio
 Columbus................................................................    106
Pennsylvania
 Willow Grove............................................................    118
Tennessee
 Nashville Brentwood.....................................................    110
Texas
 Dallas Northpark........................................................    103
 Dallas Market Center....................................................    142
                                                                           -----
 Total...................................................................  2,178
                                                                           =====

--------
(1) Property is operated as a Ritz-Carlton. The Ritz-Carlton Hotel Company, L.L.C. manages the property and is wholly owned by Marriott International.
(2) Property is operated as a Marriott franchised property and is not managed by Marriott International.
(3) Property is not operated under a Marriott brand name and is not managed by Marriott International.

Senior Living Industry

  The Company believes that the senior living industry is supported by strong long-term fundamentals. The aging of the American population should increase demand for senior living housing and services across the full continuum of care. The U.S. Bureau of Census estimates that the number of seniors 85 years and older will increase by approximately 100% from 3.0 million in 1990 to 6.0 million in 2010. The traditional alternative of family-based care also is disappearing as the prevalence of dual income families and increased geographic mobility has reduced the potential role of family caregivers. In addition, the affordability of senior housing has improved as seniors are becoming increasingly affluent with the number of wealthy senior households (households over age 65 with net worth above $500,000) increasing at a rate of 14% per annum from 1983 to 1992. Finally, a supply/demand imbalance is being created as the supply of skilled nursing beds per thousand persons age 85 and older has declined from 690 per thousand in 1976 to an estimated 350 per thousand in the year 2000.

  The Company believes, however, that many senior living markets, and in particular the assisted living markets, have become or are on the verge of becoming overbuilt. The rapid development of assisted living may cause some supply/demand imbalances which the Company believes could create acquisition and/or leasing opportunities in markets that possess strong long-term fundamentals. However, overbuilding in markets in which the Company's assisted living components are located could cause the Company's assisted living components to experience decreased occupancy, depressed operating margins and lower operating results.

Senior Living Communities

  As of the date hereof, the Company's senior living communities portfolio consists of 31 upscale properties with over 7,400 units. The Communities represent high quality assets in the senior living lodging segment and offer a combination of independent living, assisted living, special care and healthcare components that differ mostly by the level of senior care services provided.

  The Communities provide a residential atmosphere in a campus environment that offer residents an array of services and accommodations with amenities such as dining facilities, lounges, and game and craft rooms. The residents are provided with meals, housekeeping, security and transportation and each unit is equipped with a 24 hour emergency call system. Each resident enters into a residency agreement that may be terminated by the resident on short notice.

  The independent living components, which represent 55% of the Company's senior living units, generally consist of large apartments or villas that vary in size from studios to two-bedrooms which are designed to offer the resident with a residential and independent environment.

  Assisted living components, which represent 20% of the Company's senior living units, offer the residents a smaller apartment designed to provide a supportive environment that encourages independent living. The Company's assisted living facilities provide the residents with assistance with activities of daily living ("ADLs") such as eating, bathing, grooming, dressing or medicine reminders.

  Special care center components, which represent 3% of the Company's senior living units, provide personal assistance with Alzheimer's disease or other forms of dementia. Residents in the Company's special care centers are provided private rooms in a facility designed to meet the special needs of Alzheimer's disease.

  Healthcare components, which represent 22% of the Company's senior living units, are designed for residents who develop further physical or cognitive frailties. The Company's healthcare facilities offer its residents private or semi-private rooms with a skilled nursing staff on-site. The Company's healthcare beds are licensed by their respective states and are generally operated as skilled nursing facilities. All of the Company's healthcare facilities also provide ancillary healthcare services such as physical, occupational and speech and learning therapy at an additional cost to the residents.

  In most cases, each resident of the independent living component of a Community is entitled to priority admission in the assisted living, special care or healthcare component. The average age of the Communities is 14 years.

                                                          Period from June 21,
                                                                  1997
                                 Fiscal Year 1998 (31    through January 2, 1998
                                     Properties)             (30 properties)
                              -------------------------- -----------------------
                                       Average                 Average
                                        Daily                   Daily
                              Units(1)  Rate   Occupancy Units  Rate   Occupancy
                              -------- ------- --------- ----- ------- ---------
Independent living...........  4,012   $ 77.15   94.8%   3,855 $ 73.98   94.0%
Assisted living..............  1,430     83.86   87.1    1,393   80.53   87.2
Special care.................    178    128.38   84.8      178   71.96   53.4
Healthcare...................  1,634    116.80   91.4    1,627  109.97   92.1
                               -----   -------   ----    ----- -------   ----
Combined.....................  7,254   $ 88.44   92.2%   7,053 $ 83.88   91.7%
                               =====   =======   ====    ===== =======   ====

--------
(1) Excludes 161 expansion units opened in the first quarter of 1999.

  During 1998, the average occupancy at the Communities was approximately 92.2% and the average daily rate was $88.44. Overall occupancies for 1998 and the period from June 21, 1997 through January 2, 1998 were lower than the historical occupancies due to the significant number of expansion units added and the time required to fill the expansion units.

  The Company is an active owner of its senior living communities portfolio. The Company focuses on maximizing profitability throughout the portfolio. The Company's asset management department works closely with Marriott International to identify and evaluate opportunities to increase profitability by making selective investments where favorable incremental returns are expected, including the expansion of certain properties, or implementing new cost control programs. Aggregate completed renovation expenditures for the Communities totaled approximately $7 million in 1998 and $3 million for the period from June 21, 1997 through January 2, 1998.

  The following table sets forth certain information, as of the date hereof, relating to each of the Communities. The Company holds the fee interest in each of the Communities, except as otherwise indicated. All of the properties are operated by MSLS.

Location                                                                   Units
--------                                                                   -----
Arizona
 The Forum at Desert Harbor(1)............................................  240
 The Forum at Pueblo Norte................................................  296
 The Forum at Tucson(1)...................................................  327
California
 The Remington Club I.....................................................  205
 The Remington Club II....................................................  200
Delaware
 Forwood Manor............................................................  243
 Foulk Manor North(1)(3)..................................................  159
 Foulk Manor South(1).....................................................  108
 Millcroft(1).............................................................  198
 Shipley Manor(1).........................................................  159
Florida
 Coral Oaks(3)............................................................  317
 The Forum at Deer Creek(1)...............................................  292
 Fountainview.............................................................  337
 Park Summit(1)...........................................................  281
 Springwood Court.........................................................   85
 Tiffany House............................................................  109
Indiana
 The Forum at the Crossing................................................  221
Kansas
 The Forum at Overland Park(1)............................................  205

Location                                                                   Units
--------                                                                   -----
Kentucky
 The Forum at Brookside(1)................................................   324
 The Lafayette at Country Place(2)........................................   149
 The Lexington at Country Place(2)........................................   133
Massachusetts
 Gables at Winchester.....................................................   125
New Jersey
 Leisure Park.............................................................   418
New Mexico
 The Montebello on Academy(1).............................................   209
Ohio
 The Forum at Knightsbridge(1)(2).........................................   315
South Carolina
 Myrtle Beach Manor(1)....................................................   164
Texas
 The Forum at Lincoln Heights(1)..........................................   241
 The Forum at Memorial Woods(1)...........................................   431
 The Montevista at Coronado(1)............................................   251
 The Forum at Park Lane(1)................................................   317
 Forum at the Woodlands(3)................................................   356
                                                                           -----
  Total................................................................... 7,415
                                                                           =====

--------
(1) Property is encumbered by secured debt.
(2) The land on which the community is built is leased by the Company under a long-term ground lease agreement.
(3) Includes expansion units opened in the first quarter of 46 units at Foulk Manor North, 63 units at Coral Oaks and 52 units at Forum at the Woodlands.

  In the first quarter of 1998, the Company entered into conditional purchase agreements for two communities located in Colorado with Summit Companies of Denver, Colorado. After the anticipated completion of construction in the second quarter of 1999, the Company may acquire these two communities located in Denver and Colorado Springs, Colorado, for approximately $35 million, if the communities achieve certain operating performance criteria. Both communities will be managed by MSLS under long-term operating agreements. If the Company decides not to exercise its options to purchase either of the two properties, the Company may have to pay a termination fee of $1 million for each property.

Marketing

  As of the date hereof, 108 of the 120 full-service hotels leased by the Company are managed or franchised by Marriott International under the brand names "Marriott" or "Ritz-Carlton" hotels. All 71 of the subleased Courtyard by Marriott and Residence Inn hotels are also managed by Marriott International. The Company believes that these Marriott International-managed and franchised hotels will continue to enjoy competitive advantages arising from their participation in the Marriott International hotel system. Marriott International's nationwide marketing programs and reservation systems as well as the advantage of the strong customer preference for "Marriott" brands should also help these properties to maintain or increase their premium over competitors in both occupancy and room rates. Repeat guest business in the Marriott hotel system is enhanced by the Marriott Rewards program, which expanded the previous Marriott Honored Guest Awards program. Marriott Rewards membership includes more than 10 million members.

  The Marriott reservation system provides Marriott reservation agents complete descriptions of the rooms available for sale and up-to-date rate information from the hotels. The reservation system also features connectivity to airline reservation systems, providing travel agents with access to available rooms inventory for all Marriott and Ritz-Carlton brand name hotels. In addition, software at Marriott's centralized reservations centers enables agents to immediately identify the nearest Marriott or Ritz-Carlton brand hotel with available rooms when a caller's first choice is fully occupied.

Competition

  Lodging. The United States lodging industry generally is comprised of two broad segments: full-service hotels and limited-service hotels. Full-service hotels generally offer restaurant and lounge facilities and meeting spaces, as well as a wide range of services, typically including bell service and room service. Limited-service hotels generally offer accommodations with limited or no services and amenities. The lodging industry, in general, is highly competitive, but the degree of competition varies from location to location and over time the hotels' success will be dependent, in large part, upon the ability to compete in such areas as access, location, quality of accommodations, room rates, structure, the quality and scope of food and beverage facilities and other service amenities. The Company's leased hotels compete with several other major lodging brands in each segment in which they operate. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. Further, competing properties may be built or existing projects enhanced. The lodging industry, including the hotels, also may be adversely affected in the future by (i) national and regional economic conditions, (ii) changes in travel patterns, (iii) taxes and government regulations which influence or determine wages, prices, interest rates, construction procedures and costs,
(iv) the availability of credit and (v) other factors beyond the control of the Company. Although the competitive position of each of the hotel properties differs from market to market, the Company believes that its leased properties will compare favorably to their competitive set in the markets in which they operate on the basis of these factors. The following table presents key participants in segments of the lodging industry in which the Company competes:

 Segment                Representative Participants
 -------                ---------------------------
 Luxury Full-Service... Ritz-Carlton; Four Seasons
 Upscale Full-Service.. Marriott Hotels, Resorts and Suites; Crowne Plaza;
                        Doubletree; Hyatt; Hilton; Radisson; Renaissance;
                        Sheraton; Swissotel; Westin; Wyndham
 Moderate-priced....... Courtyard by Marriott; Hampton Inn and Suites; Hilton
                        Inn; Holiday Inn; Ramada Inn; Sheraton Four Points;
                        Wyndham Garden
 Extended-stay......... Residence Inn; AmeriSuites; Hawthorne Suites; Homewood
                        Suites; Summerfield Suites

  Senior Living. The Company's senior living communities compete with facilities of varying similarity in the respective geographical market areas in which the Communities are located. Competing facilities are generally operated on a regional and local basis by religious groups and other nonprofit organizations, as well as by public and private operators. There are a limited number of operators on a national basis. The independent living components of the Communities face competition from various types of residential opportunities available to the elderly. However, the number of communities that offer on-premises healthcare services is limited. The assisted living and healthcare components of the Communities compete with other assisted living and healthcare communities.

  Significant competitive factors for attracting residents to the independent living components of the Communities include price, physical appearance and amenities and services offered. Additional competitive factors for attracting residents to the assisted living and healthcare components of the Communities include quality of care, reputation, physician and nursing services available and family preferences. The Company believes that its senior living communities rate high in each of these categories, except that its senior living communities are generally more expensive than competing communities.

  Some of the Company's present and potential competitors are significantly larger and have, or may obtain, greater financial resources than the Company. Consequently, there can be no assurance that the Company will not encounter increased competition that could limit its ability to attract residents or expand its senior living care business in the future. The Company believes that many assisted living markets have become or are on the verge of becoming overbuilt. Approximately 20% of the Company's senior living units are assisted living units. Overbuilding in the assisted living market could cause the Company's assisted living units to experience decreased occupancy, depressed margins and lower operating results.

Other Investments

  In connection with the Distribution, the Company acquired from Host Marriott a 25 percent interest in Swissotel Management (USA) LLC, a management company that manages five hotels in the United States for $4.5 million. Also, in connection with the Distribution, the Company acquired a five percent interest in a joint venture with Host Marriott that owns a $129 million first mortgage secured by eight hotel properties owned by Host Marriott for $6.4 million. The Company also owns a three percent general partner interest in a partnership which owns one senior living community.

Relationship with Host Marriott after the Distribution

  Hotel Leases. In connection with the Distribution, wholly-owned subsidiaries of the Company entered into leases (the "Hotel Leases") with Host Marriott on December 31, 1998 for 121 full-service hotels. In the first quarter of 1999, Host Marriott sold one of the leased full-service hotels, and the Company and Host Marriott agreed to terminate the lease reducing the number of hotels leased from Host Marriott to 120 full-service hotels. Each Hotel Lease has a fixed term ranging from seven to ten years. The Company is required to pay the greater of (i) a minimum rent specified in each Hotel Lease, or (ii) a percentage rent based upon a specified percentage of aggregate sales from the hotel, including room sales, food and beverage sales, and other income, in excess of specified thresholds. The amount of minimum rent will be increased each year based upon any increases in CPI during the previous twelve months. Percentage rent thresholds will be increased each year based on a blend of any increases in CPI and the Employment Cost Index during the previous twelve months. The Hotel Leases will generally provide for a rent adjustment in the event of damage, destruction, partial taking or certain capital expenditures.

  The Company is responsible for paying all of the expenses of operating the hotels, including all personnel costs, utility costs, and general repair and maintenance of the hotels. In addition, the Company is responsible for all fees payable to the hotel manager, including base and incentive management fees, chain services payments and franchise or system fees. Host Marriott is responsible for real estate and personal property taxes, property casualty insurance, ground lease rent, maintaining a reserve fund for FF&E replacements and capital expenditures.

  In the event that Host Marriott disposes of a hotel free and clear of the Hotel Lease, Host Marriott would have to pay a termination fee equal to the fair market value of the Company's leasehold interest in the remaining term of the Hotel Lease using a discount rate of 12%. Alternatively, Host Marriott would be entitled to (i) substitute a comparable hotel for any hotel that is sold, with the terms agreed to by the Company, or (ii) sell the hotel subject to the Hotel Lease, subject to the Company's approval under certain circumstances, without having to pay a termination fee. In addition, Host Marriott also has the right to terminate up to twelve leases without having to pay a termination fee. Conversely, the Company may terminate up to twelve full-service leases without penalty upon 180 days notice to Host Marriott.

  Also, in the event that changes in the federal income tax laws allow Host Marriott or its subsidiaries to directly operate the hotels without jeopardizing its REIT status, Host Marriott may terminate all of the Hotel Leases upon payment of the termination fee. The payment of the termination fee will be payable in cash or, subject to certain conditions, shares of Host Marriott common stock at the election of Host Marriott.

  As part of the Distribution, the Company and Host Marriott entered into guaranty and pooling agreements by which the Company and certain of its subsidiaries guarantee the Hotel Lease obligations. The Hotel Leases were placed into four different pools with all of the Hotel Leases having similar terms placed into the same pool. The parent subsidiary of each pool (the "Pool Parent") has a full guarantee obligation of the Hotel Leases in its respective pool. However, for each pool, the cumulative limit of the Company's guaranty obligation will be the greater of ten percent of the aggregate rent payable for the immediately preceding fiscal year under all Hotel Leases in the pool or ten percent of the aggregate rent payable under all Hotel Leases in the pool for 1999. In the event that the Company's obligation under a guaranty agreement for a pool is reduced to zero, the Company can terminate its guaranty and pooling agreement for that pool and Host Marriott can terminate the Hotel Leases in the pool without penalty.

  Upon the commencement of the hotel leases, the Company purchased the working capital of the hotels from Host Marriott for approximately $95 million with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each Hotel Lease. The principal amount of each note is due upon the termination of each Hotel Lease. Upon termination of the Hotel Lease, the Company will sell Host Marriott the existing working capital at its current value. To the extent the working capital delivered to Host Marriott is less than the value of the note, the Company will pay Host Marriott the difference in cash. However, to the extent the working capital delivered to Host Marriott exceeds the value of the note, Host Marriott will pay the Company the difference in cash.

  FF&E Leases. In connection with the Distribution, if the average tax basis of a hotel's FF&E and other personal property exceeded 15% of the aggregate average tax basis of the hotel's real and personal property (the "Excess FF&E"), subsidiaries of the Company and affiliates of Host Marriott entered into lease agreements (the "FF&E Leases") for the Excess FF&E. The terms of the FF&E Leases generally range from two to three years and rent under the FF&E Leases is a fixed amount. The Company will have the option at the expiration of the FF&E Lease term to either (i) renew the FF&E Leases for consecutive one year renewal terms at a fair market rental rate, or (ii) purchase the Excess FF&E for a price equal to its fair market value. If the Company does not exercise its purchase or renewal option, the Company is required to pay a termination fee equal to approximately one month's rent.

  Limited-Service Hotel Subleases. Host Marriott leases 71 limited-service hotels under the "Residence Inn" and "Courtyard by Marriott" brands (the "HPT Leases") from Hospitality Properties Trust, Inc ("HPT"). The HPT Leases have initial terms expiring through 2012 for the Courtyard properties and 2010 for the Residence Inn properties, and are renewable at the option of Host Marriott. In connection with the Distribution, subsidiaries of the Company entered into sublease agreements with Host Marriott for these limited-service hotels (the "Subleases"). The terms of the Subleases will expire simultaneously with the expiration of the initial term of the HPT Leases. If Host Marriott elects to renew the HPT Leases, the Company can elect to also renew the Subleases for the corresponding renewal term.

  Each Sublease provides that generally all of the terms in the HPT Leases will apply to the Subleases. The HPT Leases require the lessee to pay rent equal to (i) a fixed minimum rent, less the cost of any repairs, maintenance, renovations or replacements of the hotel, (ii) plus an additional rent based upon a specified percentage of gross revenues to the extent they exceed gross revenues from a base year. In addition, the HPT Leases require the lessee to pay all repair and maintenance costs, impositions, utility charges, insurance premiums and all fees payable under the hotel management agreements. Pursuant to the Subleases, subsidiaries of the Company are required to pay rent to Host Marriott equal to the minimum rent due under the HPT Leases and an additional rent based on a percentage of revenues. To the extent the reserves for FF&E replacements are insufficient to meet the hotel's capital expenditure requirements, HPT is required to fund the shortfall.

  The rent payable under the Subleases is guaranteed by the Company up to a maximum of $30 million. The Company's wholly-owned subsidiaries that are party to the Subleases were capitalized with $30 million in notes from the Company payable upon demand.

  In the event that changes in the federal income tax laws allow Host Marriott or its subsidiaries to directly operate the hotels without jeopardizing its REIT status, Host Marriott may terminate all of the Subleases upon payment of the termination fee equal to the fair market value of the Company's leasehold interests in the remaining term of the Subleases using a discount rate of five percent.

  For the purposes of governing certain of the ongoing relationships between the Company and Host Marriott after the Distribution and to provide mechanisms for an orderly transition, the Company and Host Marriott entered into various agreements in addition to the Hotel Leases, as described below.

  Distribution Agreement. The Company and Host Marriott entered into a distribution agreement (the "Distribution Agreement"), which provides for, among other things, (i) the Distribution; (ii) the division between the Company and Host of certain assets and liabilities; (iii) the contribution to the Company of Host Marriott's 3% general partnership interest in a partnership, which owns a senior living community; (iv) the transfer to the Company of the 25% interest in Swissotel Management (USA) LLC; (v) a guarantee by Host Marriott on certain company debt obligations; and (vi) certain other agreements governing the relationship between the Company and Host Marriott following the Distribution. The Company also granted Host Marriott a contingent right for a period of ten years to purchase the Company's interest in Swissotel Management (USA) LLC at fair market value in the event the tax laws are changed so that Host Marriott could own such interest without jeopardizing its status as a REIT.

  Subject to certain exceptions, the Distribution Agreement also provides for, among other things, the assumption of liabilities and cross-indemnities designed to allocate to the Company, effective as of the Distribution Date, financial responsibilities for liabilities arising out of, or in connection with, the business of the Communities.

  Asset Management Agreements. In connection with the Distribution, the Company entered into asset management agreements (the "Asset Management Agreements") with Host Marriott and its affiliates for a term of two years (with a one-year automatic renewal) to provide asset management services to Host Marriott and its affiliates for its hotel portfolio. These services will include: (i) monitoring property/brand performance; (ii) pursuing expansion and repositioning opportunities; (iii) overseeing capital expenditure budgets and forecasts;

(iv) assessing return on investment expenditure opportunities; and (v) analyzing competitive supply conditions in each market. The Company will be paid an aggregate annual fee of $4.5 million for services rendered under these contracts.

  Tax Sharing Agreement. The Company and Host Marriott entered into a tax sharing agreement which defines each party's rights and obligations with respect to deficiencies and refunds of federal, state and other income or franchise taxes relating to the Company's business for taxable years prior to the Distribution Date and with respect to certain tax attributes of the Company after the Distribution Date. Generally, Host Marriott will be responsible for filing consolidated returns and paying taxes for periods through the Distribution Date, and the Company will be responsible for filing returns and paying taxes for subsequent periods.

  Corporate Transitional Services Agreement. The Company and Host Marriott entered into a transitional services agreement, pursuant to which the Company and Host Marriott will provide certain limited services to each other for a fee. Among other things, Host Marriott will provide centralized administrative and computer systems services to the Company for a period of time. Such services will be provided, as needed, at cost (including a reasonable overhead allocation) on a time and materials basis. The charges associated with such services are not expected to be material.

  Host Marriott Non-Competition Agreement. The Company and Host Marriott entered into a non-competition agreement that limits the respective parties' future business opportunities. The Company is generally precluded until the earlier of December 31, 2008 or the date when the Company no longer leases at least 25% of the original hotels leased from Host Marriott at the time of the Distribution, from owning or acquiring any full-service hotels not leased from Host Marriott. The Company is also subject to certain restrictions relating to leasing, operating and managing full-service hotels under its agreement with Host Marriott.

  Employee Benefits and Other Employment Matters Allocation Agreement. The Company and Host Marriott entered into an employee benefits agreement which will govern the allocation of responsibilities relating to various compensation, benefits and labor matters.

Relationship with Marriott International

  Marriott International and its wholly-owned subsidiary, Ritz-Carlton Hotel Company, LLC, serve as the manager for 98 of the 120 full-service hotels currently leased by the Company and all of the limited-service hotels currently subleased by the Company under long-term management agreements between Host Marriott and Marriott International or its affiliates. In connection with entering into the hotel lease and subleases, the Company, Host Marriott and Marriott International entered into agreements whereby the existing hotel management agreements with Marriott International were assigned to the Company for the term of the corresponding hotel leases or subleases. For the hotels where it is the manager, Marriott International has a noneconomic membership interest with certain limited voting rights in the Company's subsidiaries that are the lessee under the hotel leases. In addition, Marriott International is the manager for all 31 Communities under long-term operating agreements.

  The Company is also bound by certain non-competition agreements with Marriott International whereby the Company's business opportunities are restricted.

Staffing and Labor Costs

  Marriott International and the Company's other hotel managers compete with various other lodging companies in attracting and retaining qualified and skilled personnel to operate the hotels managed by them. Marriott International also competes with various health care services providers, including other care providers for the elderly, in attracting and retaining qualified personnel for the Communities. A shortage of such personnel or general inflationary pressure may require Marriott International or the Company's other hotel managers to enhance its wage and benefits package to compete effectively for personnel necessary to operate the hotels and the Communities, which could adversely affect the Company's net income attributable to the hotels and the Communities.

Regulation of the Healthcare Industry

  The long-term care segment of the healthcare industry is highly regulated. Operators of skilled nursing facilities, including some of the healthcare facilities operated as a part of the Company's Communities, are subject to federal, state and local laws relating to the delivery and adequacy of medical care, fraud and abuse, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting and reimbursement, and compliance with safety codes and environmental laws. Such facilities also are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, the continued licensing of the facility under state law, certification under the Medicare, Medicaid or other federal healthcare programs and the ability to participate in other third party payment programs. Many states have adopted Certificate of Need or similar laws which generally require that the appropriate state agency approve certain acquisitions of such facilities and reimbursement, and determine that need exists for certain bed additions, new services and capital expenditures or other changes prior to beds and/or new services being added or capital expenditures being undertaken. The failure of an operator of a Community to obtain or maintain any required regulatory approvals or licenses could prevent an operator from offering services or adversely affect its ability to receive reimbursement for services and could result in the denial of reimbursement, temporary suspension of admission of new patients, suspension or decertification from Medicaid, Medicare or other Federal Health Care Programs, fines, restrictions on the ability to acquire new facilities or expand existing facilities and, in extreme cases, revocation of the facility's license or closure of a facility. In 1998, Medicare/Medicaid reimbursements have accounted for approximately 12% of the Company's total senior living community revenues.

  Although not currently regulated at the federal level (except under laws of general applicability to businesses, such as work place safety and income tax requirements), assisted living communities are increasingly becoming subject to more stringent regulation and licensing by state and local health and social service agencies and other regulatory authorities. In general, these requirements address, among other things: personnel education, training and records; community services, including administration of medication, assistance with self-administration of medication and limited nursing services; monitoring of wellness; physical plant inspections; furnishing of resident units; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities, including in certain states the right to receive certain healthcare services from providers of a resident's choice. In several states, assisted living facilities also require a Certificate of Need before the facility can be opened, expand or reduce its resident capacity or make other significant capital expenditures. Like skilled nursing facilities, assisted living communities are subject to periodic inspection by government authorities. In most states, assisted living communities, as well as skilled nursing facilities, also are subject to state or local building code, fire code and food service licensure or certification requirements. Any failure by the managers of the Communities to meet applicable regulatory requirements may result in the imposition of fines, imposition of a provisional or conditional license or suspension or revocation of a license or other sanctions or adverse consequences, including delays in expanding a community. Any failure by the managers of the Company's Communities to comply with such requirements could have a material adverse effect on the Company's financial condition and results of operations.

  Operators of the Communities also are subject to federal and state anti-remuneration laws and regulations, such as the Federal Health Care Programs anti-kickback law, which govern certain financial arrangements among healthcare providers (including physicians, hospitals and the Company's nursing facilities) and others (including the Company's assisted living communities) who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Federal Health Care Program patients or the purchasing, leasing, ordering or arranging for any goods, facilities, services or items for which payment can be made under a Federal Health Care Program (such as Medicare or Medicaid). A violation of the federal anti-kickback law could result in the loss of eligibility to participate in a Federal Health Care Program or in civil or criminal penalties. The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers, other entities, business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. In addition, the federal government has issued fraud alerts concerning nursing services, double billing, home health services and the provision of medical supplies to nursing facilities. Since some of these services may be furnished in or by some of the Communities, and since many of the Communities' residents will be eligible for healthcare coverage under a Federal Health Care Program, these areas may come under closer scrutiny by the government. Furthermore, some states restrict certain business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. State laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. There can be no assurance that these federal and state laws will ultimately be interpreted in a manner consistent with the Company's practices.

  The Balanced Budget Act of 1997 switches Medicare's retrospective cost-based reimbursement to a prospective payment system (PPS). The current retrospective cost-based reimbursement system allows providers to be reimbursed for reasonable costs, up to certain limits, incurred in providing services. Under PPS, providers will be paid based on a fixed Federal payment rate. The implementation of PPS will begin for Communities with cost reporting periods beginning after July 1, 1998 and will be phased in over a four-year period. The Company does not believe the implementation of PPS will have a material impact on its operating results.

Environmental Matters

  Under various federal, state and local laws, ordinances and regulations, owners or operators of real estate may be required to investigate and clean up certain hazardous substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with any contamination. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. No assurances can be given that (i) a prior owner, operator or occupant, such as a tenant, did not create a material environmental condition not known to the Company, (ii) a material environmental condition with respect to any hotel or community does not exist or (iii) future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in the imposition of environmental liability.

  No assurances can be given, that all potential environmental liabilities have been identified or properly quantified or that no prior owner, operator or past or current guest or occupant has created an environmental condition not known to the Company. Moreover, no assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability or (ii) the current environmental condition of the hotels or the Communities will not be affected by the condition of land or operations in the vicinity of the hotels or the Communities (such as the presence of underground storage tanks) or by third parties unrelated to the Company.

Employees

  The Company has approximately 80 corporate employees.

Corporate Offices

  The Company plans to relocate its corporate offices in June 1999 to the following address:

                     Crestline Capital Corporation
                     6600 Rockledge Drive
                     Bethesda, MD 20817

Item 3. Legal Proceedings

  The Company is involved in various lawsuits and claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on the Company's business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5. Market for Company's Common Stock and Related Stockholder Matters

  The common stock is listed on the New York Stock Exchange and is traded under the symbol "CLJ". Following the Distribution, the Company become a publicly traded company. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of the common stock as reported on the New York Stock Exchange Composite Tape. The Company currently intends to retain future earnings, if any, for use in its business and does not anticipate paying regular cash dividends on the common stock. As of January 1, 1999, there were approximately 72,000 holders of common stock.

                                                                High      Low
                                                              -------- ---------
1998
 4th Quarter (December 30, 1998 through January 1, 1999)..... $16 1/16 $14 1/2
1999
 1st Quarter (through March 5, 1999).........................  15        9 13/16

Item 6. Selected Historical Financial Data

  The following table presents selected historical consolidated financial statement data derived from the Company's consolidated financial statements for the fiscal year ended January 1, 1999 and for the period from June 21, 1997 through January 2, 1998. The historical data reflects only the operations of the Communities since their acquisition. Since the leases and subleases of hotels did not commence until January 1, 1999, there is no historical operating financial data for the leased and subleased hotels reflected in these results. The financial statement data for periods prior to June 21, 1997 is the data for the predecessor business of the Company which was owned by Marriott International for the period from April 1, 1996 through June 20, 1997 and by Forum Group, Inc. ("Forum") for periods prior to April 1, 1996. The following data should be read in conjunction with the Company's consolidated financial statements and the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere herein.

                           Crestline Capital       Marriott International           Forum
                         ---------------------- ----------------------------- ------------------
                                       Period
                                     from June
                                      21, 1997   Twenty-four                     Year Ended
                                      through    Week Period    Forty-Week        March 31,
                         Fiscal Year January 2,     Ended      Period Ended   ------------------
                            1998        1998    June 20, 1997 January 3, 1997   1996      1995
                         ----------- ---------- ------------- --------------- --------  --------
                                         (in thousands, except per share data)
Statement of Operations
 Data:
  Revenues..............  $241,277    $110,969     $95,403       $150,782     $179,926  $142,527
  Operating costs and
   expenses.............   204,058      94,998      77,428        115,441      141,173   111,165
  Operating profit......    37,219      15,971      17,975         35,341       38,753    31,362
  Corporate expenses....     6,360       2,304       4,519          6,380          915       431
  Interest expense......    22,861      13,396       9,141         14,283       29,119    23,018
  Interest income.......     2,028         336         598          1,111        2,321     1,743
  Net income(1).........     5,915         358       2,628          9,334        5,717     6,714
  Earnings per
   share(2).............       .27         .02

Other Data:
  Depreciation and
   amortization.........    22,115      10,635       6,698          8,494       10,172     8,360
  Cash from (used in)
   operations...........    28,987      25,376        (479)        26,870       26,327    21,518
  Cash used in investing
   activities...........   (30,098)    (33,412)    (16,407)      (159,586)     (43,253)  (34,269)
  Cash provided by
   financing
   activities...........    50,246      25,680      12,673        132,650        5,896    24,184

Balance Sheet Data:
  Total assets..........  $858,753    $663,502     $   --        $565,094     $417,436  $379,127
  Total debt(3).........   213,076     349,934         --         244,318      325,756   267,228
  Total shareholders'
   equity...............   459,254     227,064         --         284,665       49,496    60,636

--------
(1) Net income for the fiscal years ended March 31, 1996 and 1995 includes $2,078,000 and $253,000, respectively, from an extraordinary loss on the extinguishment of debt. Net income for the fiscal year ended March 31, 1996 includes a $666,000 gain from the cumulative effect of an accounting change.
(2) Earnings per share reflects historical net income divided by the weighted average shares outstanding. Weighted average shares outstanding is based on Host Marriott's weighted average shares outstanding adjusted for the one-for-ten distribution ratio.
(3) Debt excludes $95,114,000 of hotel working capital notes payable to Host Marriott as of January 1, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Lack of Comparability Following the Distribution

  The following is a discussion of the historical fiscal year 1998 and the period from June 21, 1997 through January 2, 1998 operating results. However, since the Company entered into hotel lease and sublease agreements subsequent to the Distribution and because prior to the Distribution the Company's business consisted only of owning the Communities acquired since the Company's inception in June 1997, the Company does not believe that the historical results of operations will be comparable to its results of operations following the Distribution. Accordingly, a comparison of the Company's pro forma results of operations for fiscal year 1998 to fiscal year 1997 have been included following the historical analysis.

Fiscal Year 1998 (Historical)

  Revenues. Revenues represent gross property routine services and ancillary revenues. Routine service revenues are generated from monthly charges for independent and assisted living apartments and special care center rooms and daily charges for healthcare beds which are recognized monthly based on the terms of the residents' agreements. Ancillary service revenues are generated on a "fee for service" basis for supplementary items requested by residents and are recognized as the services are provided.

  Revenues generated from the Communities totaled $241.3 million for 1998. During 1998, average occupancy of the Communities was 92.2% and the average daily rate for 1998 was $88.44. Overall occupancies were lower than the historical occupancies due to the significant number of expansion units added during the year, the overall disruption to the Communities as a result of the construction and the time required to fill the expansion units.

  Operating Costs and Expenses. Operating costs and expenses principally consist of property-level expenses, depreciation and amortization, management fees, property taxes, insurance and certain other costs. The Company's operating costs and expenses were $204.1 million (84.6% of revenues) for 1998. The property-level operating costs and expenses were adversely impacted in 1998 by the low national unemployment as the Communities experienced a significant increase in labor costs particularly in its nursing and food service departments.

  Operating Profit. The Company's operating profit was $37.2 million (15.4% of revenues).

  Corporate Expenses. Corporate expenses were $6.4 million (2.7% of revenues).

  Interest Expense. Interest expense was $22.9 million.

  Interest Income. Interest income was $2.0 million, primarily reflecting interest earned on cash and certain escrow accounts.

  Net Income.  Net income was $5.9 million.

Period from June 21, 1997 through January 2, 1998 (Historical)

  Revenues. Revenues generated from the 1997 third quarter acquisition of 29 senior living communities totaled $111.0 million. During the period from June 21, 1997 through January 2, 1998, average occupancy of the Communities was 91.7% and the average daily rate was $83.88. Overall occupancies were lower than the historical occupancies due to the significant number of expansion units added during the year, the overall disruption to the Communities as a result of the construction and the time required to fill the expansion units.

  Operating Costs and Expenses. Operating costs and expenses were $95 million (85.6% of revenues).

  Operating Profit. Operating profit was $16.0 million (14.4% of revenues).

  Corporate Expenses. Corporate expenses were $2.3 million (2.1% of revenues).

  Interest Expense. Interest expense was $13.4 million.

  Net Income. Net income was $0.4 million.

Pro Forma Results of Operations

  Because of the significant changes as a result of the Distribution and related transactions, management believes that a discussion of the Company's pro forma results of operations is more meaningful and relevant in understanding the present and ongoing operations of the Company than a discussion of the Company's historical results of operations. The pro forma discussion below was prepared as if the Distribution and related transactions, including the hotel leases and subleases, occurred at the beginning of the period. See the consolidated financial statements included elsewhere herein for a discussion of the Distribution and related transactions.

  The unaudited pro forma condensed consolidated statements of operations of the Company reflect the following transactions for 1998 and 1997 as if such transactions had been completed at the beginning of each fiscal year:

 .  1997 acquisition of Forum and one additional senior living community;

 .  1998 acquisition of one senior living community;

 . 1998 retirement of $26 million of debt through a capital contribution from Host Marriott;

 . 1998 repayment and forgiveness of $92 million of unsecured debt and a $15 million intercompany note treated as a capital contribution by Host Marriott;

 . 1998 acquisition of minority interests in certain consolidated subsidiaries of the Company through contributions from Host Marriott;

 . 1998 spin-off of the Company by Host Marriott and the concurrent lease of 120 full-service hotels and sublease of 71 limited-service hotels from Host Marriott;

 .  The asset management fee to be charged to Host Marriott; and

 . Adjustment to corporate expenses as if the Company were operated on a stand-alone basis.

  In 1997, Host Marriott acquired 29 senior living communities from Marriott International and concurrently contributed all of the assets and liabilities obtained in the Forum acquisition to the Company. In addition, during 1997, the Company acquired 49% of the remaining 50% interest in Leisure Park Venture Limited Partnership which owns a 418-unit retirement community in New Jersey for approximately $23 million, including the assumption of $15 million in debt, increasing the Company's ownership to 99% of the partnership. In the first quarter of 1999, the Company acquired the remaining one percent interest.

  In 1998, the Company acquired one senior living community for $21 million. Also, during 1998, Host Marriott prepaid approximately $26 million of the Company's mortgage debt and repaid $92 million of unsecured debt to Marriott International. The prepayment was recorded as a capital contribution to the Company and the $92 million was repaid in exchange for a $92 million note due to Host Marriott with similar terms. The $92 million note and an additional $15 million intercompany note were forgiven by Host Marriott and treated as a capital contribution in 1998.

  These presentations do not purport to represent what the Company's results of operations would actually have been if the transactions described above had in fact occurred on such date or at the beginning of such period or to project the Company's results of operations for any future date or period.

  The unaudited pro forma financial statements are based upon certain assumptions that the Company believes are reasonable under the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere herein.

1998 Compared to 1997 (Pro Forma)

  The following table presents the results of operations for fiscal years 1998 and 1997 on the pro forma basis discussed above:

                                                           1998        1997
                                                        ----------  ----------
                                                           (unaudited, in
                                                        thousands, except per
                                                           share amounts)
Hotel revenues........................................  $4,053,091  $3,743,341
Senior living community revenues......................     241,445     222,789
Asset management revenues.............................       4,500       4,500
                                                        ----------  ----------
  Total revenues......................................   4,299,036   3,970,630
                                                        ----------  ----------
Hotel operating costs and lease expenses..............   4,008,227   3,703,877
Senior living community operating costs and expenses..     204,191     189,467
Asset management operating costs and expenses.........       4,500       4,500
                                                        ----------  ----------
  Total operating costs and expenses..................   4,216,918   3,897,844
                                                        ----------  ----------
Operating profit before corporate expenses and
 interest.............................................      82,118      72,786
Corporate expenses....................................     (17,376)    (16,500)
Interest expense......................................     (22,937)    (22,696)
Interest income.......................................       2,601       1,501
                                                        ----------  ----------
Income before income taxes............................      44,406      35,091
Provision for income taxes............................     (18,206)    (14,387)
                                                        ----------  ----------
Net income............................................  $   26,200  $   20,704
                                                        ==========  ==========
Pro forma earnings per share..........................  $     1.19  $      .95
                                                        ==========  ==========

  Revenues. Revenues primarily represent gross revenues from leased and subleased hotels and owned senior living communities and asset management fees. Revenues increased by $328 million, or 8.3%, to $4,299 million for 1998 from $3,971 million for 1997.

  Hotel revenues increased $310 million, or 8.3%, to $4,053 million in 1998. Improved results for the Company's leased full-service hotels were driven by strong increases in REVPAR of 7.5% to $111.29 for 1998. Average room rates increased 7.6%, while average occupancy decreased slightly to 77.5% for the full-service properties. REVPAR for the Company's subleased Courtyard by Marriott hotel properties increased 6.8% to $73.04 due to an increase in average room rates of nearly 7.6%, while average occupancy decreased over one half of a percentage point to 80.5%. REVPAR for the Company's subleased Residence Inn properties increased 3.1% to $85.86 due to an increase in average room rates of 2.2% and an increase in occupancy of almost one percentage point to 84.1%.

  Senior living community revenues increased by $18.7 million, or 8.4%, to $241.4 million. For 1998, the average daily rate increased 5.3% to $88.44, while average occupancy decreased slightly to 92.2%. The significant revenue growth is partially due to the addition of 445 expansion units in 1997 and 1998, partially offset by the competitive pressures on the Company's assisted living components which experienced a one-half percentage point decrease in occupancy.

  Operating Costs and Expenses. Hotel operating costs and expenses principally consist of hotel property-level operating costs and expenses plus hotel management fees and lease expenses. Senior living community operating costs and expenses consist of property-level expenses plus management fees, depreciation, property taxes, ground rent, insurance and certain other costs. Asset management operating costs and expenses principally consist of salary and related costs and expenses. Operating costs and expenses increased $319 million, or 8.2%, to $4,217 million in 1998.

  Overall hotel operating costs and expenses increased $304 million, or 8.2%, to $4,008 million. Hotel property-level operating costs and expenses increased $162 million, or 7.0% to $2,488 million. Hotel management fees increased $23.2 million, or 8.9%, to $284 million, while lease expense increased $119 million, or 10.6%, to $1,237 million.

  Overall senior living operating costs and expenses increased $14.7 million, or 7.8%, to $204.2 million for 1998. Senior living community property-level operating costs and expenses increased $13.7 million, or 9.4%, to $159.5 million, while other operating costs and expenses increased $1.1 million to $44.7 million for 1998. The property-level operating costs and expenses were adversely impacted in 1998 by the low national unemployment as the Communities experienced a significant increase in labor costs particularly in its nursing and food service departments. Other operating costs and expenses were impacted in 1998 by the payment of central administrative fees to Marriott International in 1998 that were waived for the first year of operations.

  Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased $9.3 million, or 12.8%, to $82.1 million for 1998. Hotel operating profit increased $5.4 million, or 13.7%, to $44.9 million for 1998 from $39.5 million for 1997. The Company's leased hotels recorded significant improvements in comparable operating results. Specifically, hotels in New York City, Boston, Toronto and Atlanta reported significant improvements for 1998. Properties in Florida reported some temporary declines in operating results due to exceptionally poor weather in 1998.

  Senior living community operating profit increased $3.9 million, or 11.8%, to $37.3 million. The Communities' increase in operating profit is primarily due to increases in residency fees and charges in the independent living, assisted living and healthcare revenue components, the favorable impact of new expansion units offset by increased healthcare expenses and food service cost and the central administrative service fees beginning in the third quarter of 1998. The Park Summit, the Forum at Deer Creek, Leisure Park and the Forum at Memorial Woods senior living communities performed particularly well.

  Corporate Expenses. Corporate expenses increased $.9 million to $17.4 million for 1998. As a percentage of total revenues, corporate expenses remained unchanged at 0.4% for 1998 and 1997.

  Interest Expense. Interest expense increased slightly to $22.9 million in 1998.

  Interest Income. Interest income increased $1.1 million to $2.6 million for 1998.

  Net Income. Net income for 1998 was $26.2 million, compared to $20.7 million for 1997.

Liquidity and Capital Resources

  In 1997, Host Marriott acquired all of the outstanding common stock of Forum Group, Inc. ("Forum") from Marriott Senior Living Services, Inc. ("MSLS"), a subsidiary of Marriott International. Host Marriott purchased Forum, which consisted of a portfolio of 29 senior living communities, for approximately $460 million, including approximately $270 million in assumed debt and concurrently contributed all of the assets and liabilities of Forum to the Company. In 1997, the Company also acquired 49% of the remaining 50% interest in a partnership which owns the 418-unit Leisure Park senior living community from Marriott International for approximately $23 million, including approximately $15 million in assumed debt. In the first quarter of 1999, the Company acquired the remaining one percent interest.

  During the first quarter of 1998, the Company acquired the Gables at Winchester in suburban Boston, a 125-unit senior living community, for $21 million and concurrently entered into a long-term operating agreement with MSLS to operate the property. Also in the first quarter of 1998, the Company entered into conditional purchase agreements to acquire two Marriott Brighton Gardens assisted living communities from the Summit Companies of Denver, Colorado. After the anticipated completion of construction in the second quarter of 1999, the Company may acquire these two 160-unit properties located in Denver and Colorado Springs, Colorado, for $35 million, if they achieve certain operating performance criteria. Both of these communities will be operated by MSLS under long-term operating agreements.

  In 1999, the Company intends to add 239 units at five Communities at a cost of approximately $23 million, which will be the final phase of a four-year $88 million expansion program that will have ultimately resulted in the addition of 861 units to 21 of the Company's Communities. The expansion plan has been funded through a combination of operating cash flow and contributions by Host Marriott. In the first quarter of 1999, 161 of the expansion units were opened.

  In the second quarter of 1999, the Company acquired a 74% limited partnership interest in the Marriott Residence Inn USA Limited Partnership (the "Partnership") from a private Japanese investor for $34.4 million. The Partnership owns 11 Residence Inn properties managed by Marriott International. The total consideration for the acquisition was $89 million, including the consolidation of $54.6 million of debt. Host Marriott owns a 5% general partner interest in the Partnership.

  During 1998, the Company acquired additional limited partnership interests at a cost of $10 million in Forum Retirement Partners, LP, a partnership that owns nine Communities, increasing the Company's ownership percentage to 93%. In March 1999, the Company acquired the remaining limited partnership interests for $6 million. Also, in the first quarter of 1998, the Company acquired the remaining 41% interest in the partnership that owns the Remington Club II senior living community for $3 million. The purchases of these minority interests in 1998 were paid for by Host Marriott and treated as capital contributions to the Company. As of the date hereof, all of the Company's 31 Communities are owned by wholly owned subsidiaries of the Company.

  Under the terms of its Communities' operating agreements, the Company is generally required to contribute a specified amount of revenues to a FF&E reserve account ("FF&E Reserve") which is used to fund certain replacements and renewals to the Communities' property and improvements. The amount the Company is required to contribute to the FF&E Reserves varies among the individual Community operating agreements, but is generally 2.65% through fiscal year 2002, 2.85% for fiscal years 2003 through 2007, and 3.5% thereafter. The Company anticipates contributing approximately $7 million in 1999 to the FF&E Reserves. Also, the Company is required under the Communities' operating agreements to fund separately the cost of certain capital expenditures and replacements to the Communities which are considered major or non-routine in nature.

  As of January 1, 1999, the Company has cash and cash equivalents of $67 million and restricted cash of $15 million, which is included in other assets on the accompanying consolidated financial statements. The Company's restricted cash consists of funds transferred into segregated escrow accounts for (i) debt service, fixed asset, real estate tax and insurance reserves pursuant to the Company's secured debt agreements for certain of the Communities, and (ii) fixed asset reserves pursuant to the Company's Communities' operating agreements.

  Cash from operations was $29 million for 1998 and $25 million for the period from June 21, 1997 through January 2, 1998. Cash used in investing activities was $30 million in 1998 and $33 million for the period June 21, 1997 through January 2, 1998. The cash used in investing activities principally consists of capital expenditures for renewals and replacements and expansions. Cash provided by financing activities was $50 million for 1998 and $26 million for the period from June 21, 1997 through January 2, 1998. The Company's cash from financing activities consists primarily of contributions from Host Marriott and issuances of debt related mostly to the expansions, less debt principal repayments.

  In the first quarter of 1999, the Company announced a plan to repurchase up to 1.5 million shares of its common stock. Over an extended period of time, the Company intends to purchase shares through open market transactions at prices deemed advantageous to the Company. These purchases will be subject to market conditions, applicable legal requirements and other factors, however the Company has no commitment or obligation to purchase any particular amount of common stock and the stock repurchase program could be suspended at any time at the Company's discretion.

  During the first quarter of 1998, Host Marriott prepaid $26 million in mortgage debt which was treated as a capital contribution to the Company. In the second quarter of 1998, Host Marriott prepaid $92 million of unsecured debt provided by Marriott International. The $92 million unsecured note upon repayment by Host Marriott became payable by the Company to Host Marriott. During the third quarter of 1998, Host Marriott forgave the $92 million note as well as a $15 million note due to Host Marriott, both of which were treated as a capital contribution to the Company. As of January 1, 1999, the Company has $197 million of debt outstanding, excluding the hotel working capital notes payable to Host Marriott of approximately $95 million and debt premiums of $16 million. Excluding these items, the weighted average interest rate is 9.6% and the average maturity is thirteen years. All of the Company's debt is fixed rate.

  The Company expects to have sufficient cash flow from operations to meet its debt obligations and expansion plans. The Company is also currently negotiating to put in place a credit facility to meet its long term financing and capital requirements.

  At January 1, 1999, debt included the following:

  FRP Financing Limited, L.P. FRP Financing Limited, L.P. ("FRP"), a subsidiary of the Company, owns nine Communities which are subject to a mortgage pursuant to a loan agreement between FRP and Nomura Asset Capital Corporation ("NACC"). The original principal amount of the loan was approximately $51 million and it matures in January 2001. In January 2000, the loan may be prepaid without premium or penalty. The loan bears interest at 9.93%. Consent of NACC is necessary for any (i) amendments to the management agreements, (ii) replacement of the manager, (iii) sale of a community, (iv) other financing or (v) transfer of partnership interests in FRP. As of January 1, 1999, the remaining balance of the loan, excluding debt premiums, was $45.5 million.

  CCC Financing I Corporation and CCC Ohio Healthcare, Inc. CCC Financing I Corporation ("Financing I") and CCC Ohio Healthcare, Inc. ("COH") are subsidiaries of the Company that own seven Communities and one Community, respectively. Both Financing I and COH are subject to a single loan agreement, dated September 1, 1995, with NACC in the original amount of $124.7 million. The loans are supported by two promissory notes for the amount of $104.4 million and $20.3 million, which mature in September 2020 and September 2018, respectively. In September 2003, the loans may be prepaid without premium or penalty. Beginning in September 2003, all excess cash flow from the Communities must be applied to reduce the principal balance of the loans. The loans bear interest at 10.008% through September 2003 and 5% plus the greater of 10.008% or a treasury rate thereafter. The loan agreement contains cross-default provisions so that a default by one subsidiary can result in acceleration of the entire amount of the indebtedness. Consent of NACC is necessary for any (i) amendments to the management agreements, (ii) replacement of the manager, (iii) transfer of a Community which secures the loan, (iv) other financing, (v) changes to existing leases, including ground leases or (vi) transfers of Financing I and COH stock. As of January 1, 1999, $120.9 million remains outstanding, excluding debt premiums.

  Leisure Park Joint Venture Limited Partnership. Leisure Park Joint Venture Limited Partnership ("Leisure Park"), a subsidiary of the Company, owns one Community. Leisure Park has outstanding $14.7 million in tax free bonds held by outside bondholders (the "Leisure Park Bonds"). The Leisure Park Bonds mature in December 2027 and bear interest at 5.875%. In connection with the Distribution, Host Marriott agreed to remain the guarantor of the Leisure Park Bonds.

  Hotel Working Capital Notes. Upon the commencement of the hotel leases, the Company purchased the working capital of the hotels from Host Marriott for $95 million with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each Hotel Lease. The principal amount of each note is due upon the termination of each Hotel Lease. Upon termination of the Hotel Lease, the Company will sell Host Marriott the existing working capital at its current value and the notes will be repaid with the proceeds. To the extent the working capital delivered to Host Marriott is less than the value of the note, the Company will pay Host Marriott the difference in cash. However, to the extent the working capital delivered to Host Marriott exceeds the value of the note, Host Marriott will pay the Company the difference in cash.

EBITDA

  The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") on a historical basis was $55.0 million in 1998 and $24.6 million for the period from June 21, 1997 through January 2, 1998.

  The following is a reconciliation of historical EBITDA to the Company's net income:

                                                                        Period
                                                                         from
                                                                       June 21,
                                                                         1997
                                                             Fiscal    through
                                                              Year    January 2,
                                                              1998       1998
                                                            --------  ----------
                                                              (in thousands)
   EBITDA.................................................. $ 55,002   $ 24,638
   Interest expense........................................  (22,861)   (13,396)
   Depreciation and amortization...........................  (22,115)   (10,635)
   Income taxes............................................   (4,111)      (249)
                                                            --------   --------
     Net income............................................ $  5,915   $    358
                                                            ========   ========

  The Company's interest coverage, defined as EBITDA divided by cash interest expense, was 2.3 times for 1998 compared to 1.7 times for the period from June 21, 1997 through January 2, 1998. The ratio of earnings to fixed charges was
1.4 to 1.0 for 1998 and 1.1 to 1.0 for the period from June 21, 1997 through January 2, 1998.

  The Company's pro forma EBITDA increased $9 million, or 11.6%, to $86.4 million in fiscal year 1998 as compared to fiscal year 1997.

  The following is a reconciliation of pro forma EBITDA to the Company's pro forma net income:

                                                                Fiscal Year
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                              (in thousands)
   EBITDA................................................... $ 86,371  $ 77,360
   Interest expense.........................................  (22,937)  (22,696)
   Hotel working capital note interest expense..............    4,864     4,864
   Depreciation and amortization............................  (22,892)  (23,437)
   Income taxes.............................................  (18,206)  (14,387)
   Other non-cash charges, net..............................   (1,000)   (1,000)
                                                             --------  --------
     Net income............................................. $ 26,200  $ 20,704
                                                             ========  ========

  The Company's pro forma interest coverage was 4.4 times for fiscal year 1998 compared to 4.1 times for fiscal year 1997. The pro forma ratio of earnings to fixed charges was 1.1 to 1.0 for fiscal year 1998 and 1.1 to 1.0 for fiscal year 1997.

  EBITDA data is presented because such data is used by certain investors to determine the Company's ability to meet debt service requirements. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long-lived assets and because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business; however, such information should not be considered as an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles ("GAAP"). In addition, EBITDA as calculated by the Company may not be comparable to similarly titled measures reported by other companies. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation.

Inflation

  The Company's leased and subleased hotels and owned Communities are impacted by inflation through its effect on increasing costs and on the managers' ability to increase rates. Unlike other real estate, the Company believes that hotels have the ability to change room rates on a daily basis, so the impact of higher inflation generally can be passed on to customers. The rates charged for the delivery of services at the Company's Communities are highly dependent upon local market conditions and the competitive environment in which the Communities operate. Although resident agreements are generally for one year, and thus may enable the Company to seek increases in monthly fees at the time of renewal in response to inflation or other factors, any such increases would be subject to market and competitive conditions.

Year 2000 Problem

  The "Year 2000 Problem" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

  The Company's compliance program includes an assessment of its hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which the Company has a material relationship or whose systems are material to the operations of the Company's hotel or senior living properties. The Company's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

  In-House Systems. The Company has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable it to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of the Company's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms. The Company will engage a third party to review its Year 2000 in-house compliance during 1999.

  Third-Party Systems. The Company relies upon operational and accounting systems provided by third parties, primarily the managers and operators of its hotel and senior living properties, to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC, emergency call and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Company's business, including the managers and operators of its hotels and senior living properties, the Company believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. To the extent these changes impact hotel property-level systems, Host Marriott may be required to fund capital expenditures for upgraded equipment and software. However, to the extent these changes impact the owned senior living property-level systems, the Company may be required to fund capital expenditures for upgraded equipment and software. To the extent that these changes relate to a third party managers' centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Company's management agreements generally provide for these costs to be charged to the properties subject to annual limitations which costs will be borne by the Company. The Company expects that the third party managers will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore its overall level of centralized system charges allocated to the properties will not materially increase as a result of the Year 2000 compliance effort. The Company believes that this deferral of certain system projects will not have a material impact on their respective future results of operations, although it may delay certain productivity enhancements at its properties. The Company will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Company believes that in the event of material Year 2000 non-compliance caused by a breach of the manager's duties, the Company will have the right to seek recourse against the manager under its third party management agreements. The management agreements, however, generally do not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

  The Company will work with the third parties to ensure that appropriate contingency plans will be developed. In particular, the Company has had extensive discussions regarding the Year 2000 problem with

Marriott International, the manager of a substantial majority of its leased and subleased hotel properties and all of its senior living communities. Due to the significance of Marriott International to the Company's business, a detailed description of Marriott International's state of readiness follows.

  Marriott International has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks; (ii) Inventory: identifying and locating systems and technology components that may be affected; (iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and work plans necessary for each affected system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii) Implementation: placing the corrected systems and technology back into the business environment; and
(viii) Quality Assurance: utilizing an internal audit team to review and test significant projects for adherence to quality standards and program methodology.

  Marriott International has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology ("IT Applications")--enterprise-wide systems supported by Marriott International's centralized information technology organization ("IR"); (ii) Business-initiated systems ("BIS")--systems that have been initiated by an individual business unit, and that are not supported by Marriott International's IR organization; and (iii) Building Systems--non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems, emergency call and HVAC equipment. Marriott International is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures ("System Criticality").

  Marriott International measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of January 1, 1999, the Awareness and Inventory phases were complete for IT Applications and substantially complete for BIS and Building Systems. For IT Applications, the Assessment, Planning, Remediation/Replacement and Testing phases were each over 95% complete, and Compliance Validation had been completed for nearly half of key systems, with most of the remaining work in its final stage. BIS and Building Systems, Assessment and Planning are nearly complete. Remediation/Replacement and Testing is 20 percent complete for BIS and Marriott International is on track for completion of initial Testing of Building Systems by the end of the first quarter of 1999. Compliance Validation is in progress for both BIS and Building Systems. Marriott International remains on target for substantial completion of Remediation/Replacement and Testing for System Critical BIS and Building Systems by June 1999 and September 1999, respectively. Quality Assurance is in progress for IT Applications.

  Marriott International has initiated Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees. Marriott International is focusing its efforts on the connections most critical to its customer service, core business processes and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar value, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group. A majority of these respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken by them or Marriott International to achieve timely Year 2000 compliance for their products.

  Marriott International is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes guidance for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. Marriott International is also utilizing a Year 2000 best-practices sharing system.

  Risks. There can be no assurances that Year 2000 remediation by the Company or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Company, its business and its financial condition since the Company is responsible for interfacing with third parties in addressing Year 2000 issues at the hotels leased or subleased by the Company and the Communities owned by the Company. The Company cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as: (i) whether significant third parties properly and timely address the Year 2000 issue; and (ii) whether broad-based or systemic economic failures may occur. The Company is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 problem and the Company's responsibilities to Host Marriott and dependence upon third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failure will have a material impact on the Company. Although the Company's efforts to coordinate with Host Marriott in implementing their Year 2000 compliance programs are expected to significantly reduce the level of uncertainty concerning Year 2000 issues and management believes that the possibility of significant interruptions of normal operations should be reduced, there is no assurance that this will be the case.

  The Company estimates the capital expenditure costs to be incurred by the Company to be Year 2000 compliant will be less than $1 million, consisting primarily of expenditures for its Communities.

Impact of Financial Accounting Standards

  During 1998, the Company adopted Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner charges in equity. For all periods presented, the Company had no items of other comprehensive income. Consequently, comprehensive income equals net income and the Company has no accumulated other comprehensive income for all periods presented.

  During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The adoption of SFAS No. 131 did not have a material effect on the Company's consolidated financial statements for fiscal year 1998 and for the period from June 21, 1997 (inception) through January 2, 1998, since the Company had only one operating segment, the senior living ownership segment. For fiscal year 1999, the Company expects to have two operating segments, the senior living ownership and hotel leasing segments, and therefore will make the required disclosure of SFAS No. 131 in fiscal year 1999.

  During 1998, the Company adopted SFAS No. 132, "Employer's Disclosure About Pensions and Other Post-retirement Benefits." The adoption of SFAS No. 132 did not have a material effect on the Company's consolidated financial statements.

  The Company will adopt SFAS No. 133, "Accounting For Derivatives Instruments and Hedging Activities" in 1999 and does not expect it to have a material effect on the Company's consolidated financial statements.

  On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2. EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements. The Company determined that EITF 97-2 requires the Company to include property-level revenues and operating expenses of its leased and subleased hotels and owned senior living communities in its statements of operations. The Company adopted EITF 97-2 in the fourth quarter of 1998, with retroactive effect in prior periods to conform to the new presentation. The adoption of EITF 97-2 increased both revenues and operating costs and expenses for fiscal year 1998 and the period from June 21, 1997 (inception) through January 2, 1998 by $159.4 million and $74.1 million, respectively, and had no impact on operating profit or net income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Company does not hold any financial instruments for trading purposes. All of the Company's debt is fixed rate.

  In conjunction with the acquisition of Forum on June 21, 1997, the Company recorded the debt assumed at its fair value, which exceeded the face value by approximately $19 million. The Company is amortizing this adjustment to interest expense over the remaining life of the related debt. As of January 1, 1999, the Company has $197 million of debt outstanding, excluding the hotel working capital notes payable to Host Marriott of approximately $95 million and debt premiums of $16 million. Excluding these items, the weighted average interest rate is 9.6% and the average maturity is thirteen years.

Item 8. Financial Statements and Supplementary Data

  The following financial information is included on the pages indicated:

                                                                           Page
                                                                           ----
Crestline Capital Corporation and Subsidiaries
Report of Independent Public Accountants.................................  38
Consolidated Balance Sheets as of January 1, 1999 and January 2, 1998....  39
Consolidated Statements of Operations for the Fiscal Year Ended January
 1, 1999 and the Period from June 21, 1997 (inception) through January 2,
 1998....................................................................  40
Consolidated Statements of Shareholders' Equity for the Fiscal Year Ended
 January 1, 1999 and the Period from June 21, 1997 (inception) through
 January 2, 1998.........................................................  41
Consolidated Statements of Cash Flows for the Fiscal Year Ended January
 1, 1999 and the Period from June 21, 1997 (inception) through January 2,
 1998....................................................................  42
Notes to Consolidated Financial Statements...............................  43

Forum Group, Inc. and Subsidiaries, as Partitioned for Sale to Host
 Marriott Corporation

Report of Independent Public Accountants.................................  60
Consolidated Balance Sheet as of January 3, 1997.........................  61
Consolidated Statements of Operations for the Twenty-four Week Period
 Ended June 20, 1997 and the Forty-week Period Ended January 3, 1997.....  62
Consolidated Statements of Cash Flows for the Twenty-four Week Period
 Ended June 20, 1997 and the Forty-week Period Ended January 3, 1997.....  63
Notes to Consolidated Financial Statements...............................  64

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Crestline Capital Corporation:

  We have audited the accompanying consolidated balance sheets of Crestline Capital Corporation and subsidiaries (a Delaware Corporation), as of January 1, 1999 and January 2, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal year ended January 1, 1999 and for the period from June 21, 1997 (inception) through January 2, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of Crestline Capital Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crestline Capital Corporation and its subsidiaries as of January 1, 1999 and January 2, 1998 and the results of their operations and their cash flows for the fiscal year ended January 1, 1999 and the period from June 21, 1997 (inception) through January 2, 1998, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, Crestline Capital Corporation and subsidiaries have given retroactive effect to the change to include property-level revenues and operating expenses of its senior living communities in the consolidated statement of operations.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at
Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Washington, D.C.
March 5, 1999

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      January 1, 1999 and January 2, 1998
                       (in thousands, except share data)

                                                                1998     1997
                                                              -------- --------
                           ASSETS
Property and equipment, net.................................. $655,745 $633,840
Hotel working capital........................................   95,114      --
Due from Marriott International, net.........................    8,884      --
Other assets.................................................   32,231   12,018
Cash and cash equivalents....................................   66,779   17,644
                                                              -------- --------
                                                              $858,753 $663,502
                                                              ======== ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Debt:
  Mortgage debt.............................................. $183,059 $213,469
  Other debt.................................................   30,017  136,465
                                                              -------- --------
                                                               213,076  349,934
  Hotel working capital notes payable to Host Marriott.......   95,114      --
                                                              -------- --------
    Total debt...............................................  308,190  349,934
Accounts payable and accrued expenses........................    6,438    5,038
Due to Marriott International, net...........................      --     3,172
Other liabilities............................................   23,518   17,438
Due to Host Marriott.........................................      --     2,151
Deferred income taxes........................................   61,353   58,705
                                                              -------- --------
    Total liabilities........................................  399,499  436,438
                                                              -------- --------
Shareholders' equity:
  Common stock, 75 million shares authorized, 21.9 million
   shares issued and outstanding, $.01 par value.............      219      --
  Additional paid-in capital.................................  452,762  226,706
  Retained earnings..........................................    6,273      358
                                                              -------- --------
    Total shareholders' equity...............................  459,254  227,064
                                                              -------- --------
                                                              $858,753 $663,502
                                                              ======== ========

                See Notes to Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     Fiscal Year Ended January 1, 1999 and
     for the period from June 21, 1997 (inception) through January 2, 1998
                     (in thousands, except per share data)

                                                                 Period from
                                                                June 21, 1997
                                                                 (inception)
                                                                   through
                                                       1998    January 2, 1998
                                                     --------  ---------------
REVENUES
  Routine........................................... $213,378      $98,531
  Ancillary.........................................   27,899       12,438
                                                     --------      -------
    Total revenues..................................  241,277      110,969
                                                     --------      -------
OPERATING COSTS AND EXPENSES
 Property-level operating costs and expenses
  Routine...........................................  138,099       63,814
  Ancillary.........................................   21,317       10,255
 Other operating costs and expenses
  Depreciation and amortization.....................   22,115       10,635
  Management fees paid to Marriott International....   13,973        6,481
  Property taxes and other..........................    8,554        3,813
                                                     --------      -------
    Total operating costs and expenses..............  204,058       94,998
                                                     --------      -------
OPERATING PROFIT BEFORE CORPORATE EXPENSES AND
 INTEREST...........................................   37,219       15,971
Corporate expenses..................................   (6,360)      (2,304)
Interest expense....................................  (22,861)     (13,396)
Interest income.....................................    2,028          336
                                                     --------      -------
INCOME BEFORE INCOME TAXES..........................   10,026          607
Provision for income taxes..........................   (4,111)        (249)
                                                     --------      -------
NET INCOME.......................................... $  5,915      $   358
                                                     ========      =======
BASIC EARNINGS PER COMMON SHARE..................... $    .27      $   .02
                                                     ========      =======
DILUTED EARNINGS PER COMMON SHARE................... $    .27      $   .02
                                                     ========      =======

                See Notes to Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     Fiscal Year Ended January 1, 1999 and
     for the period from June 21, 1997 (inception) through January 2, 1998
                                 (in thousands)

                                                             Additional
                                                      Common  Paid-in   Retained
                                                      Stock   Capital   Earnings
                                                      ------ ---------- --------
Balance, June 21, 1997...............................  $--    $    --    $  --
  Capital contributions by Host Marriott.............   --     226,706      --
  Net income.........................................   --         --       358
                                                       ----   --------   ------
Balance, January 2, 1998.............................   --     226,706      358
  Capital contributions by Host Marriott.............   --     226,275      --
  Distribution of the Company........................   219       (219)     --
  Net income.........................................   --         --     5,915
                                                       ----   --------   ------
Balance, January 1, 1999.............................  $219   $452,762   $6,273
                                                       ====   ========   ======



                See Notes to Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Fiscal Year Ended January 1, 1999 and
     for the period from June 21, 1997 (inception) through January 2, 1998
                                 (in thousands)

                                                             Period from
                                                      June 21, 1997 (inception)
                                              1998     through January 2, 1998
                                            --------  -------------------------
OPERATING ACTIVITIES
Net income................................  $  5,915          $    358
Adjustments to reconcile net income to
 cash from operations:
  Depreciation and amortization...........    22,115            10,635
  Amortization of debt premiums...........    (1,550)             (834)
  Income taxes............................     4,111               249
  Change in amounts due to Marriott
   International..........................   (10,934)           10,073
  Change in amounts due to Host Marriott..       --              2,151
  Other...................................       --               (997)
  Change in other operating accounts......     9,330             3,741
                                            --------          --------
Cash from operations......................    28,987            25,376
                                            --------          --------
INVESTING ACTIVITIES
 Acquisitions.............................   (11,926)              --
 Expansions...............................    (8,653)          (30,782)
 Capital expenditures.....................    (7,087)           (2,563)
 Increase in capital improvement reserve..    (2,432)              (67)
                                            --------          --------
Cash used in investing activities.........   (30,098)          (33,412)
                                            --------          --------
FINANCING ACTIVITIES
 Contribution of cash from Host Marriott..    52,250             7,319
 Repayments of debt.......................    (3,608)           (2,142)
 Issuances of debt........................     1,700            20,407
 Change in financing reserves.............       (96)               96
                                            --------          --------
Cash provided by financing activities.....    50,246            25,680
                                            --------          --------
Increase in cash and cash equivalents.....    49,135            17,644
Cash and cash equivalents, beginning of
 period...................................    17,644               --
                                            --------          --------
Cash and cash equivalents, end of period..  $ 66,779          $ 17,644
                                            ========          ========
SUPPLEMENTAL INFORMATION--NON-CASH
 ACTIVITY:
 Contributions from Host Marriott:
  Property and equipment..................  $ 20,959          $601,033
  Acquisition of minority interests paid
   by Host Marriott.......................    12,963               --
  Debt assumed............................       --           (331,669)
  Debt forgiveness........................   106,995               --
  Debt prepayment paid by Host Marriott...    26,405               --
  Other...................................     6,647            (1,641)
  Deferred income taxes...................       --            (58,435)
  Expansion costs paid by Host Marriott...        56            10,099
Notes issued in exchange for purchase of
 working capital..........................    95,114               --

                See Notes to Consolidated Financial Statements.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Basis of Presentation

  On December 29, 1998 (the "Distribution Date"), Crestline Capital Corporation (the "Company," formerly known as HMC Senior Communities, Inc.) became a publicly traded company when Host Marriott Corporation ("Host Marriott") completed its plan of reorganizing its business operations by spinning-off the Company to the shareholders of Host Marriott (the "Distribution"), as part of a series of transactions pursuant to which Host Marriott elected to be considered a real estate investment trust ("REIT"), see
Note 2. On December 31, 1998, the Company entered into lease and sublease agreements to lease substantially all of Host Marriott's hotels with the existing management agreements of the leased and subleased hotels assigned to the Company. As of January 1, 1999, the Company leased or subleased 121 full-service and 71 limited-service hotels and owned 31 senior living communities (the "Communities").

  On June 21, 1997, Host Marriott acquired all of the outstanding stock of Forum Group Inc. ("Forum") from Marriott Senior Living Services, Inc. ("MSLS"), a subsidiary of Marriott International, Inc. ("Marriott International") for $190 million of cash and the assumption of $270 million of debt and concurrently contributed all of the assets, including 29 of the Communities, and liabilities of Forum to the Company. In connection with the acquisition, the Company assigned to Marriott International its interest as manager under long-term operating agreements (see Note 7). The acquisition of Forum was accounted for under the purchase method of accounting.

  Through the Distribution Date, the Company operated as a wholly owned subsidiary of Host Marriott utilizing Host Marriott's employees, insurance and administrative services since the Company had no employees. Periodically, certain operating expenses, capital expenditures and other cash requirements of the Company were paid by Host Marriott and charged directly or allocated to the Company. Certain general and administrative costs of Host Marriott were allocated to the Company using a variety of methods, principally including Host Marriott's specific identification of individual cost items and otherwise through allocations based upon estimated levels of effort devoted by its general and administrative departments to individual entities or relative measures of size of the entities based on assets. In the opinion of management, the methods for allocating corporate, general and administrative expenses and other direct costs are reasonable.

  The consolidated financial statements present the financial position, results of operations and cash flows of the Company for the fiscal year ended January 1, 1999 and for the period beginning on June 21, 1997 (the date Host Marriott acquired the stock of Forum) through January 2, 1998. Host Marriott's basis in the assets and liabilities of the Company has been carried over to these financial statements. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in affiliates owned 20 percent or more and over which the Company has the ability to exercise significant influence, but does not control, are accounted for using the equity method. Investments in affiliates less than 20 percent owned by the Company, and for which the Company does not exercise significant influence, are accounted for using the cost method. To the extent the purchase price of investments in affiliates exceeds the net book value, the Company amortizes the difference over 40 years. All material intercompany transactions and balances have been eliminated.

 Fiscal Year

  The Company's fiscal year ends on the Friday nearest to December 31.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

 Revenues

  Revenues represent community operating revenues consisting of routine and ancillary revenues. Routine revenues consist of resident fees and health care service revenues, which are generated primarily from monthly charges for independent and assisted living apartments and special care center rooms and daily charges for healthcare beds, and are recognized monthly based on the terms of the residents' agreements. Advance payments received for services are deferred until the services are provided. Included in resident fees revenue is ancillary revenue, which is generated on a "fee for service" basis for supplemental items requested by residents and is recognized as the services are provided.

  A portion of revenues from health care services were attributable to patients whose bills are paid by Medicare or Medicaid under contractual arrangements. Reimbursements under these contractual arrangements are subject to retroactive adjustments based on agency reviews. Revenues from health care services are recorded net of estimated contractual allowances in the accompanying consolidated financial statements. Management believes that reserves recorded are adequate to cover any retroactive adjustments arising from such reviews.

  Revenues include amounts estimated by management to be reimbursable through Medicare, Medicaid and other third party payor agreements. Medicare and Medicaid represented 10% and 2%, respectively, of revenues for fiscal year 1998 and 11% and 3%, respectively, of revenues for the period from June 21, 1997 (inception) through January 2, 1998. Reimbursement arrangements are subject to audit and retroactive adjustment. Provisions are made for potential adjustments that may result. To the extent those provisions vary from settlements, revenues are charged or credited when the adjustments become final. In management's opinion, any adjustments related to current and prior years' operations will be immaterial to current and future financial statements. Audits under the reimbursement agreements have been completed through fiscal year 1996 and there were no material audit adjustments.

 Earnings per Common Share

  Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common stock outstanding plus other dilutive securities. The weighted average number of outstanding common shares is based on Host Marriott's weighted average number of outstanding common shares, adjusted for the one-for-ten distribution ratio (see Note 2.)

  A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows:

                                                            Period from
                                                     June 21, 1997 (inception)
                                               1998   through January 2, 1998
                                              ------ -------------------------
                                                       (in thousands)
   Weighted average number of common shares
    outstanding.............................. 21,626          21,536
   Assuming distribution of common shares
    granted under comprehensive stock plan,
    less shares assumed purchased at average
    market price.............................     30             --
                                              ------          ------
   Shares utilized for the calculation of
    diluted earnings per share............... 21,656          21,536
                                              ======          ======

 Cash and Cash Equivalents

  All highly liquid investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents include $10,828,000 and $11,289,000 at January 1, 1999 and January 2, 1998,
respectively, of cash related to certain consolidated partnerships, the use of which is restricted generally for partnership purposes to the extent its is not distributed to the partners.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

 Property and Equipment

  Property and equipment is recorded at cost. Replacements and improvements that extend the useful life of property and equipment are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings and three to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

  In cases where management is holding for sale a particular Community, the Company assesses impairment based on whether the estimated sales price less cost of disposal of each individual property to be sold is less than the net book value. A property is considered to be held for sale when a decision is made to dispose of the Community. Otherwise, impairment is assessed based on whether it is probable that undiscounted future cash flows from each Community will be less than its net book value. If a Community is impaired, its basis is adjusted to its fair value.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents. The Company maintains cash and cash equivalents with various high credit-quality financial institutions and limits the amount of credit exposure with any institution.

 Senior Living Community Working Capital

  Pursuant to the terms of the Company's Operating Agreements (see Note 7), the Company is required to provide Marriott International with working capital and supplies to meet the operating needs of the Communities. Marriott International converts cash advanced by the Company into other forms of working capital consisting primarily of operating cash, inventories, resident deposits and trade receivables and payables which are maintained and controlled by Marriott International. Upon the termination of the Operating Agreements, Marriott International is required to convert working capital and supplies into cash and return it to the Company. As a result of these conditions, the individual components of working capital and supplies controlled by Marriott International are not reflected in the accompanying consolidated balance sheets.

 Hotel Working Capital

  Pursuant to the terms of the Hotel Management Agreements (see Note 6), the Company is required to provide the hotel manager with the working capital and supplies to meet the operating needs of the leased and subleased hotels. The hotel manager converts the cash advanced into other forms of working capital consisting primarily of operating cash, inventories, trade receivables and payables which are maintained and controlled by the hotel manager. Upon the commencement of a typical hotel lease or sublease, the Company typically purchases from the hotel owner the existing working capital controlled by the hotel manager evidenced by a note payable to the hotel owner. Upon the termination of the hotel lease or sublease, the Company is required to sell the existing working capital to the hotel owner at its current market value. To the extent the working capital delivered to the hotel owner is less than the value of the loan, the Company will pay the difference in cash. However, to the extent the working capital delivered to the hotel owner exceeds the value of the loan, the hotel owner will pay the Company the difference in cash. If the hotel management agreement is terminated, the hotel manager is required to convert working capital and supplies into cash and return it to the Company. As a result of these conditions, the individual components of working capital and supplies controlled by the hotel manager are not reflected in the accompanying consolidated balance sheets. However, the total amount of working capital purchased from the hotel owner and advanced to the hotel manager and the corresponding working capital note payable to the owner is reflected on the accompanying consolidated balance sheets.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

 Senior Living Community Deferred Revenue

  Monthly fees deferred for the non-refundable portion of the entry fees are recorded as deferred revenue and included in other liabilities in the accompanying consolidated balance sheets. These amounts are recognized as revenue as services are performed over the expected term of the residents' contracts.

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassifications

  Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

 New Statements of Financial Accounting Standards

  During 1998, the Company adopted Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. For all periods presented, the Company had no items of other comprehensive income. Consequently, comprehensive income equals net income and the Company has no accumulated other comprehensive income for all periods presented.

  During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The adoption of SFAS No. 131 did not have a material effect on the Company's consolidated financial statements for fiscal year 1998 and for the period from June 21, 1997 (inception) through January 2, 1998, since the Company had only one operating segment, the senior living ownership segment. For fiscal year 1999, the Company expects to have two operating segments, the senior living ownership and hotel leasing segments, and therefore will make the required disclosure of SFAS No. 131 in fiscal year 1999.

  During 1998, the Company adopted SFAS No. 132, "Employer's Disclosure About Pensions and Other Post-retirement Benefits." The adoption of SFAS No. 132 did not have a material effect on the Company's consolidated financial statements. The Company will adopt SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities" in 1999 and does not expect it to have a material effect on the Company's consolidated financial statements.

  On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2. EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements. The Company determined that EITF 97-2 requires the Company to include property-level revenues and operating expenses of its leased and subleased hotels and owned senior living communities in its consolidated statements of operations. The Company adopted EITF 97-2 in the fourth quarter of 1998, with retroactive effect in prior periods to conform to the new presentation. The adoption of EITF 97-2 increased both revenues and operating costs and expenses for fiscal year 1998 and the period from June 21, 1997 (inception) through January 2, 1998 by $159.4 million and $74.1 million, respectively, and had no impact on operating profit or net income.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

2. The Distribution

  On the Distribution Date, Host Marriott completed its plan of reorganizing its business by spinning-off the Company to the shareholders of Host Marriott as part of a series of transactions pursuant to which Host Marriott elected to be considered a REIT. As part of the Distribution, Host Marriott distributed
20.5 million, or 94%, of the outstanding shares of common stock of the Company to the Host Marriott shareholders. The remaining 1.4 million, or six percent, of the outstanding shares were used by Host Marriott as part of the consideration paid on December 30, 1998 for Host Marriott's acquisition of certain hotel properties from The Blackstone Group and a series of funds controlled by Blackstone Real Estate Partners (the "Blackstone Acquisition"). The shares were distributed on the basis of one share of the Company's common stock for every ten shares of Host Marriott common stock.

  On December 31, 1998, the Company and Host Marriott entered into agreements to lease 121 of the full-service hotels owned by Host Marriott and agreements to sublease 71 limited-service hotels leased by Host Marriott (see Note 5). In February 1999, Host Marriott sold one of the leased full-service hotels, and the Company and Host Marriott agreed to terminate the lease reducing the number of hotels leased from Host Marriott to 120 full-service hotels. Upon the commencement of the hotel leases and subleases, the Company purchased the working capital of the hotels from Host Marriott for $95 million with the purchase price evidenced by notes that bear interest at 5.12%. The existing management agreements for all of the leased hotels were assigned to the Company (see Note 6).

  In connection with the Blackstone Acquisition, a 25 percent interest in Swissotel Management (USA) LLC, a management company that manages five hotels in the United States, was transferred to the Company from Host Marriott for $4.5 million. Also, in connection with the Distribution, the Company acquired a five percent interest in a joint venture with Host Marriott that owns a $129 million first mortgage secured by eight hotel properties owned by Host Marriott for $6.4 million.

  In connection with the Distribution, the Company entered into asset management agreements (the "Asset Management Agreements") with Host Marriott and its affiliates pursuant to which the Company will provide Host Marriott management advisory services on the operation of Host Marriott's hotels. The terms of the Asset Management Agreements are for two years with an automatic one-year renewal, with the Company receiving a fee of $4.5 million annually for its services.

  As part of the Distribution, the Company and Host Marriott entered into a non-competition agreement that limits the respective parties' future business opportunities. The Company is generally precluded until the earlier of December 31, 2008 or the date when the Company no longer leases at least 25% of the original hotels leased from Host Marriott at the time of the Distribution, from owning or acquiring any full-service hotels not leased from Host Marriott. The Company is also subject to certain restrictions relating to leasing, operating and managing full-service hotels under its agreement with Host Marriott.

  For purposes of governing certain of the ongoing relationships between the Company and Host Marriott, the Company and Host Marriott entered into various agreements including a distribution agreement, an employee benefits allocation agreement, a tax sharing agreement and a transitional services agreement. These agreements provide, among other things, for the allocation of assets and liabilities between the Company and Host Marriott, a guarantee by Host Marriott of certain Company debt obligations, and provide that the Company and Host Marriott will receive from each other corporate services, such as accounting and computer systems support.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

  The following summarized unaudited pro forma data for the fiscal years ended January 1, 1999 and January 2, 1998 assume all of the following transactions occurred at the beginning of each fiscal year:

  . the Distribution and related transactions discussed above including the lease of 120 full-service hotels and sublease of 71 limited-service hotels;

  . the 1997 acquisition of Forum and one additional senior living community and the 1998 acquisition of one senior living community;

  .  the 1998 repayment and forgiveness of certain debt (see Note 9); and

  . the 1998 acquisition of minority interests in certain consolidated subsidiaries.

                                                            1998       1997
                                                         ---------- ----------
                                                         (in thousands, except
                                                            per share data)
                                                              (unaudited)
   Revenues............................................. $4,299,036 $3,970,630
   Operating profit before corporate expenses and
    interest............................................     82,118     72,786
   Net income...........................................     26,200     20,704
   Earnings per common share............................       1.19        .95

3. Property and Equipment

  Property and equipment consists of the following:

                                                               1998      1997
                                                             --------  --------
                                                              (in thousands)
   Land and land improvements............................... $113,802  $102,714
   Buildings and leasehold improvements.....................  542,201   518,056
   Furniture and equipment..................................   32,492    23,705
                                                             --------  --------
                                                              688,495   644,475
   Less accumulated depreciation and amortization...........  (32,750)  (10,635)
                                                             --------  --------
                                                             $655,745  $633,840
                                                             ========  ========

  In the first quarter of 1998, the Company acquired the Gables at Winchester in suburban Boston, a 125-unit upscale senior living community, for $21 million and concurrently entered into a long-term operating agreement with Marriott International to operate the property. Also in the first quarter of 1998, the Company entered into conditional purchase agreements for two Marriott Brighton Gardens assisted living communities with the Summit Companies of Denver, Colorado. After the anticipated completion of construction in the second quarter of 1999, the Company has the option to acquire these two 160-unit properties located in Denver and Colorado Springs, Colorado, for approximately $35 million, if they achieve certain operating performance criteria. Both of these communities will be operated by Marriott International under long-term operating agreements.

4. Restricted Cash

  Restricted cash, which is included in other assets on the accompanying consolidated balance sheets, consists of the following:

                                                                 1998    1997
                                                                ------- -------
                                                                (in thousands)
   Debt service reserves....................................... $ 1,624 $ 1,528
   Fixed asset reserves........................................   6,732   4,300
   Real estate tax reserves....................................   4,032   3,590
   Insurance reserves..........................................   2,503   1,268
                                                                ------- -------
                                                                $14,891 $10,686
                                                                ======= =======

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

  The debt service, fixed asset, real estate tax and insurance reserves consist of cash transferred into segregated escrow accounts out of revenues generated by the Communities, pursuant to the Company's secured debt agreements. Funds from these reserves are periodically disbursed by the collateral agent to pay for debt service, capital expenditures, insurance premiums and real estate taxes relating to the secured properties. In addition, the fixed asset reserves also include cash transferred into segregated escrow accounts pursuant to the Company's Community Operating Agreements to fund certain capital expenditures at the Communities (see Note
7). In some cases, to ensure prompt payment, the Company utilizes its unrestricted cash to pay for capital expenditures, insurance premiums and real estate taxes and is subsequently reimbursed for such payments out of funds held in the appropriate escrow account.

5. Leases

  The Company is the lessee under capital and operating leases. Future minimum annual rental commitments for all non-cancelable leases as of January 1, 1999 are as follows:

                                                            Capital  Operating
                                                            Leases     Leases
                                                            -------  ----------
                                                              (in thousands)
   1999.................................................... $ 1,295  $  767,191
   2000....................................................   1,309     765,960
   2001....................................................   1,328     765,403
   2002....................................................   1,347     758,843
   2003....................................................   1,565     758,843
   Thereafter..............................................  12,203   2,998,142
                                                            -------  ----------
   Total minimum lease payments............................  19,047  $6,814,382
                                                                     ==========
   Less amount representing interest.......................  (8,379)
                                                            -------
   Present value of minimum lease payments................. $10,668
                                                            =======

 Hotel Leases

  In connection with the Distribution, wholly-owned subsidiaries of the Company entered into leases (the "Hotel Leases") with Host Marriott effective January 1, 1999 for 121 full-service hotels. Each Hotel Lease has a fixed term generally ranging from seven to ten years. The Company is required to pay the greater of (i) a minimum rent specified in each Hotel Lease or (ii) a percentage rent based upon a specified percentage of aggregate revenues from the hotel, including room revenues, food and beverage revenues, and other income, in excess of specified thresholds. The amount of minimum rent will be increased each year based upon any increases in CPI during the previous twelve months. Percentage rent thresholds will be increased each year based on a blend of any increases in CPI and the Employment Cost Index during the previous twelve months. The Hotel Leases will generally provide for a rent adjustment in the event of damage, destruction, partial taking or certain capital expenditures.

  The Company is responsible for paying all of the expenses of operating the hotels, including all personnel costs, utility costs, and general repair and maintenance of the hotels. In addition, the Company is responsible for all fees payable to the hotel manager, including base and incentive management fees, chain services payments and franchise or system fees. Host Marriott is responsible for real estate and personal property taxes, property casualty insurance, ground lease rent, maintaining a reserve fund for FF&E replacements and capital expenditures.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

  In the event that Host Marriott disposes of a hotel free and clear of the Hotel Lease, Host Marriott would generally have to pay a termination fee equal to the fair market value of the Company's leasehold interest in the remaining term of the Hotel Lease using a discount rate of 12%. Alternatively, Host Marriott would be entitled to (i) substitute a comparable hotel for any hotel that is sold, with the terms agreed to by the Company, or (ii) sell the hotel subject to the Hotel Lease, subject to the Company's approval under certain circumstances, without having to pay a termination fee. In addition, Host Marriott also has the right to terminate up to twelve leases without having to pay a termination fee. Conversely, the Company may terminate up to twelve full-service hotel leases without penalty upon 180 days notice to Host Marriott.

  Also, in the event that changes in the federal income tax laws allow Host Marriott or its subsidiaries to directly operate the hotels without jeopardizing its REIT status, Host Marriott may terminate all of the Hotel Leases upon payment of the termination fee. The payment of the termination fee will be payable in cash or, subject to certain conditions, shares of Host Marriott common stock at the election of Host Marriott.

  For those hotels where Marriott International is the manager, it has a noneconomic membership interest with certain limited voting rights in the Company's subsidiaries that are party to the Hotel Leases.

  As part of the Distribution, the Company and Host Marriott entered into guaranty and pooling agreements by which the Company and certain of its subsidiaries guarantee the Hotel Lease obligations. All of the Hotel Leases were placed into four different pools with all of the Hotel Leases having similar terms placed into the same pool. The parent subsidiary of each pool (the "Pool Parent") has a full guarantee obligation of the Hotel Leases in its respective pool. However, for each pool, the cumulative limit of the Company's guaranty obligation will be the greater of ten percent of the aggregate rent payable for the immediately preceding fiscal year under all Hotel Leases in the pool or ten percent of the aggregate rent payable under all Hotel Leases in the pool for 1999. In the event that the Company's obligation under a guaranty agreement for a pool is reduced to zero, the Company can terminate its guaranty and pooling agreement for that pool and Host Marriott can terminate the Hotel Leases in the pool without penalty.

 FF&E Leases

  In connection with the Distribution, if the average tax basis of a hotel's FF&E and other personal property exceeded 15% of the aggregate average tax basis of the hotel's real and personal property (the "Excess FF&E"), subsidiaries of the Company and affiliates of Host Marriott entered into lease agreements (the "FF&E Leases") for the Excess FF&E. The terms of the FF&E Leases generally range from two to three years and rent under the FF&E Leases is a fixed amount. The Company will have the option at the expiration of the FF&E Lease term to either (i) renew the FF&E Leases for consecutive one-year renewal terms at a fair market rental rate, or (ii) purchase the Excess FF&E for a price equal to its fair market value. If the Company does not exercise its purchase or renewal option, the Company is required to pay a termination fee equal to approximately one month's rent.

 Limited-Service Hotel Subleases

  Host Marriott leases 71 limited-service hotels under the "Residence Inn" and "Courtyard by Marriott" brands (the "HPT Leases") from Hospitality Properties Trust, Inc. ("HPT"). The HPT Leases have initial terms expiring through 2012 for the Courtyard properties and 2010 for the Residence Inn properties, and are renewable at the option of Host Marriott. In connection with the Distribution, subsidiaries of the Company entered into sublease agreements with Host Marriott for these limited-service hotels (the "Subleases"). The terms of the Subleases will expire simultaneously with the expiration of the initial term of the HPT Leases. If Host Marriott elects to renew the HPT Leases, the Company can elect to also renew the Subleases for the corresponding renewal term.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

  Each Sublease provides that generally all of the terms in the HPT Leases will apply to the Subleases. The HPT Leases require the lessee to pay rent equal to (i) a fixed minimum rent, less the cost of any repairs, maintenance, renovations or replacements of the hotel, (ii) plus an additional rent based upon a specified percentage of revenues to the extent they exceed revenues from a base year. In addition, the HPT Leases require the lessee to pay all repair and maintenance costs, impositions, utility charges, insurance premiums and all fees payable under the hotel management agreements. Pursuant to the Subleases, subsidiaries of the Company are required to pay rent to Host Marriott equal to the minimum rent due under the HPT Leases and an additional rent based on a percentage of revenues. To the extent the reserves for FF&E replacements are insufficient to meet the hotel's capital expenditure requirements, HPT is required to fund the shortfall.

  The rent payable under the Subleases is guaranteed by the Company up to a maximum of $30 million. The Company's wholly owned subsidiaries that are party to the Subleases were capitalized with $30 million in notes from the Company payable upon demand.

  In the event that changes in the federal income tax laws allow Host Marriott or its subsidiaries to directly operate the hotels without jeopardizing its REIT status, Host Marriott may terminate all of the Subleases upon payment of the termination fee equal to the fair market value of the Company's leasehold interests in the remaining term of the Subleases using a discount rate of five percent.

 Senior Living Leases

  The Company leases two communities under capital leases expiring in 2016. Upon the expiration of the lease or anytime prior to lease expiration, the Company has the first right of refusal (the "Option") to submit a counter offer to any acceptable bona fide offer from a third party within 30 days of notice from the lessor. If the Company fails to exercise its Option, then the lessor may proceed with the sale of the leased property and all assets therein.

  The Company also has one long-term operating ground lease which expires in 2013. The operating lease includes three renewal options exercisable in five-year increments through the year 2028.

  Rent expense for fiscal year 1998 and the period from June 21, 1997 (inception) through January 2, 1998 was $279,000 and $141,000, respectively.

6. Hotel Management Agreements

  All of the Company's leased and subleased hotels are operated by independent hotel management companies under long-term hotel management agreements (the "Hotel Management Agreements") between Host Marriott and independent hotel management companies.

 Assignment of Hotel Management Agreements

  The existing Hotel Management Agreements were assigned to the Company upon the execution of the Hotel Leases for the term of each corresponding Hotel Lease. The Company is obligated to perform all of the obligations of Host Marriott under the Hotel Management Agreements including payment of fees due under the Hotel Management Agreements other than certain obligations including payment of property taxes, property casualty insurance and ground rent, maintaining a reserve fund for FF&E replacements and capital expenditures, for which Host Marriott retains responsibility.

 Marriott International Hotel Management Agreements

  Marriott International manages 89 of the 121 leased full-service hotels and all of the 71 subleased limited-service hotels under long-term Hotel Management Agreements assigned to the Company, generally for an initial

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES term of 15 to 20 years with renewal terms at the option of Marriott International of up to an additional 16 to 30 years. The Hotel Agreements generally provide for payment of base management fees equal to one to four percent of revenues and incentive management fees generally equal to 20% to 50% of Operating Profit (as defined in the Hotel Management Agreements) over a priority return (as defined) to the Company, with total incentive management fees not to exceed 20% of cumulative Operating Profit, or 20% of current year Operating Profit.

  Pursuant to the terms of the Hotel Management Agreements, Marriott International is required to furnish the hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. In addition, the Company's hotels also participate in the Marriott Rewards program. The cost of this program is charged to all hotels in the Marriott hotel system.

 Ritz-Carlton Hotel Management Agreements

  The Ritz-Carlton Hotel Company, LLC ("Ritz-Carlton"), an affiliate of Marriott International, manages ten of the leased hotels under long-term Hotel Management Agreements assigned to the Company. These agreements have an initial term of 15 to 25 years with renewal terms at the option of Ritz-Carlton of up to an additional 10 to 40 years. Base Management fees vary from two to four percent of revenues and incentive management fees are generally equal to 20% of available cash flow or operating profit, as defined in the agreements.

 Other Hotel Management Agreements

  The Company's remaining 22 leased hotels are managed by other independent hotel management companies. Four of the leased hotels are managed by the Swissotel Management (USA) LLC, four are managed by Hyatt Corporation, and two are managed by Four Seasons Hotel Limited. The remaining twelve hotels are managed by other independent hotel management companies under the "Marriott" and other brands pursuant to franchise agreements. The managers of the hotels provide similar services as Marriott International under its Hotel Management Agreements and receive base management fees, generally calculated as a percentage of revenues, and in most cases, incentive management fees, which are generally calculated as a percentage of operating profits.

  The Company has the option to terminate certain management agreements if specified performance thresholds are not satisfied, with the consent of Host Marriott under certain conditions. No agreement with respect to a single lodging facility is cross-collateralized or cross-defaulted to any other agreement and a single agreement may be canceled under certain conditions, although such cancellation will not trigger the cancellation of any other agreement.

 Franchise Agreements

  Ten of the Company's leased hotels are managed under franchise agreements between Host Marriott and Marriott International for terms ranging from 15 to 30 years. In connection with the assignment of the corresponding Hotel Management Agreement, the Company assumed the franchise agreements for these ten hotels and will be the franchisee for the term of the corresponding Hotel Lease. Pursuant to the franchise agreements, the Company generally pays a franchise fee based on a percentage of room revenues and food and beverage revenues as well as certain other fees for advertising and reservations. Franchise fees for room revenues vary from four to six percent, while fees for food and beverage revenues vary from two to three percent of revenues.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

7. Senior Living Operating Agreements

  The Communities are subject to operating agreements (the "Operating Agreements") which provide for Marriott International to operate the Communities, generally for an initial term of 25 to 30 years with renewal terms subject to certain performance criteria at the option of Marriott International of up to an additional five to ten years. The Operating Agreements provide for payment of base management fees generally equal to five to eight percent of revenues and incentive management fees generally equal to zero to 20% of Operating Profit (as defined in the Operating Agreements) over a priority return ("Owner's Priority") to the Company. In the event of early termination of the Operating Agreements, Marriott International will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate certain, but not all, management agreements if specified performance thresholds are not satisfied. No Operating Agreement with respect to a single Community is cross-collateralized or cross-defaulted to any other Operating Agreement, and any single Operating Agreement may be terminated following a default by the Company or Marriott International, although such termination will not trigger the cancellation of any other Operating Agreement.

  Most of the Communities are also subject to pooling agreements whereby for the limited purpose of calculating management fees and exercising certain termination rights under the Operating Agreements, the management fees and rights are considered in the aggregate for the Communities in each pool.

  The Operating Agreements require Marriott International to furnish certain services ("Central Administrative Services") which are generally furnished on a central or regional basis to other senior living communities in the Marriott retirement community system. Such services will include the following: (i) marketing and public relations services; (ii) human resources program development; (iii) information systems support and development; and (iv) centralized computer payroll and accounting services. In lieu of reimbursement for such services, Marriott International is paid an amount equal to 2% of revenues. Generally, through the earlier of (i) the end of the seventh year of the Operating Agreement or (ii) the date upon which certain performance criteria have been met, 50% of the Central Administrative Services fee is payable only to the extent that Operating Profit exceeds Owner's Priority. However, the payment of fees for the Central Administrative Services is waived for the first year of the Operating Agreement with the exception of one Community in which it is waived for the first two years of the Operating Agreement.

  Marriott International is required under the Operating Agreements to deduct an amount from revenues and place the funds into an interest-bearing reserve account to cover the cost of (a) certain routine repairs and maintenance to the Communities which are normally capitalized and (b) replacements and renewals to the Communities' property and improvements. The annual payment amount (expressed as a percentage of revenues) generally will be 2.65% through fiscal year 2002, 2.85% for fiscal years 2003 through 2007, and 3.5% thereafter. The amount contributed for fiscal year 1998 and the period June 21, 1997 (inception) through January 2, 1998 was $6,291,000 and $2,025,000, respectively. The Operating Agreements provide that the Company shall provide Marriott International with sufficient funds to cover the cost of certain major or non-routine repairs, alterations, improvements, renewals and replacements to the Communities.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

8. Due from (to) Marriott International

  The components of the amounts due from (to) Marriott International, net, are as follows:

                                                             1998     1997
                                                            -------  -------
                                                            (in thousands)
   Community operating expenses payable to Marriott
    International.......................................... $(8,783) $(7,648)
   Management fees payable to Marriott International.......  (1,529)  (1,262)
   Community working capital due to the Company............   5,955    6,093
   Owner's distributions due to Company....................  11,673      --
   Other, net..............................................   1,568     (355)
                                                            -------  -------
     Total................................................. $ 8,884  $(3,172)
                                                            =======  =======

9. Debt

  Debt consists of the following as of January 1, 1999 and January 2, 1998:

                                                                 1998     1997
                                                               -------- --------
                                                                (in thousands)
   Mortgage debt:
     Secured by eight Communities with $221 million of
      assets, with an interest rate of 10.008%, maturing
      through 2020 (balance includes debt premium of $14.8
      million)...............................................  $135,719 $137,713
     Secured by nine Communities with $96 million of assets,
      with an interest rate of 9.93%, maturing through 2001
      (balance includes debt premium of $1.7 million)........    47,340   49,353
     Other...................................................       --    26,403
                                                               -------- --------
       Total mortgage debt...................................   183,059  213,469
                                                               -------- --------
   Other debt:
     Revenue bonds with an interest rate of 5.875%, due
      2027...................................................    14,700   14,700
     Note payable to Marriott International..................       --    92,195
     Capital lease obligations...............................    10,668   10,627
     Other notes, with an average rate of 7.0%, maturing
      through December 2001..................................     4,649   18,943
                                                               -------- --------
       Total other debt......................................    30,017  136,465
                                                               -------- --------
                                                                213,076  349,934
                                                               -------- --------
   Hotel working capital notes payable to Host Marriott, with an interest rate of 5.12%, maturing through December
    2009.....................................................    95,114      --
                                                               -------- --------
       Total debt............................................  $308,190 $349,934
                                                               ======== ========

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

  Debt maturities at January 1, 1999, excluding the unamortized debt premiums of approximately $16.5 million resulting from recording the mortgages at their fair value on June 21, 1997, are as follows (in thousands):

   1999................................................................ $  5,906
   2000................................................................    4,638
   2001................................................................   47,553
   2002................................................................    2,504
   2003................................................................    5,977
   Thereafter..........................................................  225,037
                                                                        --------
                                                                        $291,615
                                                                        ========

  In conjunction with the acquisition of Forum, the Company recorded the debt assumed at its fair value, which exceeded the face value by approximately $19 million. The Company is amortizing this adjustment to interest expense over the remaining life of the related debt. The amortization for fiscal year 1998 and the period from June 21, 1997 (inception) through January 2, 1998 totaled $1,550,000 and $834,000, respectively. Cash paid for interest for fiscal year 1998 and the period from June 21, 1997 (inception) through January 2, 1998 totaled $19,825,000 and $8,183,000, respectively.

  In conjunction with the June 21, 1997 acquisition of Forum, the Company assumed $270 million of debt and issued $72 million in notes payable to Marriott International. Subsequent to the acquisition, the Company issued additional notes payable to Marriott International for additional expansion units totaling approximately $20 million. In the second quarter of 1998, Host Marriott repaid the $92 million in notes payable to Marriott International. Host Marriott's prepayment of the debt was recorded as a capital contribution to the Company.

  During the first quarter of 1998, Host Marriott prepaid $26.4 million in mortgage debt. Host Marriott's prepayment of the debt was recorded as a capital contribution to the Company.

  In December 1997, in connection with the acquisition of an additional 49% interest in the Leisure Park Venture Limited Partnership the Company assumed $14.7 million of revenue bonds and Marriott International provided $3.9 million of debt financing. In connection with the Distribution, Host Marriott has provided a guarantee on the revenue bonds.

  Upon the commencement of the hotel leases, the Company purchased the working capital of the hotels from Host Marriott for $95 million with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each Hotel Lease. The principal amount of each note is due upon the termination of each Hotel Lease. Upon termination of the Hotel Lease, the Company will sell Host Marriott the existing working capital at its current value. To the extent the working capital delivered to Host Marriott is less than the value of the note the Company will pay Host Marriott the difference in cash. However, to the extent the working capital delivered to Host Marriott exceeds the value of the note Host Marriott will pay the Company the difference in cash.

  The net assets of 17 of the Communities are subject to mortgage debt which places restrictions on their assets. The net assets of these Communities totaled approximately $161 million at January 1, 1999. The indentures governing these mortgages contain restrictive covenants that, among other things, (i) require maintenance of segregated cash collection of all rents;
(ii) require separate cash reserves for debt service, property improvements, real estate taxes and insurance; and (iii) limit the ability to incur additional indebtedness, issue stock or admit additional partners, enter into or cancel leases, enter into certain transactions with affiliates or sell certain assets.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

10. Income Taxes

  Total deferred tax assets and liabilities as of January 1, 1999 and January 2, 1998 were as follows:

                                                              1998      1997
                                                            --------  --------
                                                             (in thousands)
   Deferred tax assets..................................... $ 15,677  $ 15,125
   Deferred tax liabilities................................  (77,030)  (73,830)
                                                            --------  --------
     Net deferred income tax liability..................... $(61,353) $(58,705)
                                                            ========  ========

  The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities was as follows:

                                                              1998      1997
                                                            --------  --------
                                                             (in thousands)
   Property and equipment.................................. $(72,993) $(68,687)
   Debt adjustment to fair value at acquisition............    6,662     7,591
   Other, net..............................................    4,978     2,391
                                                            --------  --------
     Net deferred income tax liability..................... $(61,353) $(58,705)
                                                            ========  ========

  The provision for income taxes for fiscal year 1998 and for the period from June 21, 1997 (inception) through January 2, 1998 consists of the following:

                                                              Period from
                                                       June 21, 1997 (inception)
                                                                through
                                                 1998       January 2, 1998
                                                ------ -------------------------
                                                         (in thousands)
   Current--Federal...........................  $2,447           $ (25)
      --State.................................     420              (5)
                                                ------           -----
                                                 2,867             (30)
                                                ------           -----
   Deferred--Federal..........................   1,062             238
      --State.................................     182              41
                                                ------           -----
                                                 1,244             279
                                                ------           -----
                                                $4,111           $ 249
                                                ======           =====

  A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate for fiscal year 1998 and for the period from June 21, 1997 (inception) through January 2, 1998 follows:

                                                            Period from
                                                     June 21, 1997 (inception)
                                                              through
                                               1998       January 2, 1998
                                               ----  -------------------------
   Statutory federal tax rate................. 35.0%           35.0%
   State income taxes, net of federal tax
    benefit...................................  6.0             6.0
                                               ----            ----
                                               41.0%           41.0%
                                               ====            ====

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

  The Company was included in the consolidated federal income tax return of Host Marriott and its affiliates (the "Group") for the period from June 21, 1997 (inception) through January 2, 1998 and for the period from January 3, 1998 through the Distribution Date. Tax expense was allocated to the Company as a member of the Group based upon the relative contribution to the Group's consolidated taxable income/loss and changes in temporary differences. This allocation method results in federal and net state tax expense allocated for all periods presented that is substantially equal to the expense that would have been recognized if the Company had filed separate tax returns. In connection with the Distribution, the amounts due to Host Marriott as of the Distribution Date for its allocable share of current income taxes payable were forgiven and treated as a capital contribution. Pursuant to the tax sharing agreement between the Company and Host Marriott, generally Host Marriott will be responsible for paying taxes for periods through the Distribution Date and the Company will be responsible for paying taxes for subsequent periods.

  For income tax purposes, the Company has net operating loss carry forwards of $11 million which expire through 2006.

11. Commitments and Contingencies

  On June 15, 1995, The Russell F. Knapp Revocable Trust (the "Plaintiff") filed a complaint in the United States District Court for the Southern District of Indiana (the "Indiana Court") against the general partner of one of the Company's subsidiary partnerships, Forum Retirement Partners, LP ("FRP") alleging breach of the partnership agreement, breach of fiduciary duty, fraud, insider trading and civil conspiracy/aiding and abetting. On February 4, 1998, the Plaintiff, MSLS, the general partner, Forum, Host Marriott and the Company entered into a Settlement and Release Agreement (the "Settlement Agreement"), pursuant to which Host Marriott agreed to purchase, at a price of $4.50 per unit, the partnership units of each limited partner electing to join in the Settlement Agreement. The Company held 79% of the outstanding limited partner units in the partnership at that time. Host Marriott and the Company also agreed to pay as much as an additional $.75 per unit (the "Additional Payment") to the settling limited partners (the "Settling Partners"), under certain conditions, in the event that the Company within three years following the date of settlement initiates a tender offer for the purchase of units not presently held by the Company or the Settling Partners. On February 5, 1998, the Indiana Court entered an order approving the dismissal of the Plaintiff's case.

  In connection with the Settlement Agreement, the Company acquired 2,141,795 limited partner units in 1998 for approximately $9,638,000. The purchase price of the shares approximated fair value, and accordingly, no portion of the purchase price has been expensed. As a result of this purchase, the Company's ownership interest in FRP was increased to approximately 93%.

  On February 12, 1999, FRP delivered a consent solicitation to the remaining partnership unit holders requesting their consent to a merger agreement whereby the partnership unit holders would receive $5.75 per limited partnership unit from the Company. Consummation of the transaction is assured since the Company owns approximately 93% of the outstanding limited partner units. The Company expects the transaction to be completed by the end of the first quarter of 1999 at a cost of $6.2 million at which time the Company would be owner of all of the limited partner units. Also, the Company will be required to pay the Settling Partners an Additional Payment of approximately $550,000, which will vary depending upon the date the transaction is consummated.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

12. Fair Value of Financial Instruments

  The fair values of certain financial liabilities are shown below:

                                                  1998              1997
                                            ----------------- -----------------
                                            Carrying   Fair   Carrying   Fair
                                             Amount   Value    Amount   Value
                                            -------- -------- -------- --------
                                                      (in thousands)
   Debt, net of capital leases............. $297,522 $294,769 $339,307 $339,307

  Valuations for secured debt are determined based on the expected future payments discounted at risk-adjusted rates. The fair values of other notes are estimated to be equal to their carrying value. Certain debt was adjusted to its fair value in conjunction with the Company's acquisition of Forum on June 21, 1997.

13. Employee Stock Plans

  In conjunction with the Distribution, the Company adopted two stock-based compensation plans which are described below. Under the comprehensive stock plan (the "Comprehensive Plan"), the Company may award to participating employees (i) options to purchase the Company's common stock, (ii) deferred shares of the Company's common stock and (iii) restricted shares of the Company's common stock. In addition, the Company has an employee stock purchase plan (the "Employee Stock Purchase Plan"). The principal terms and conditions of the two plans are summarized below.

  Total shares of common stock reserved and available for issuance under employee stock plans at January 1, 1999 are:

                                                                  (in thousands)
   Comprehensive Plan............................................     4,000
   Employee Stock Purchase Plan..................................       430
                                                                      -----
                                                                      4,430
                                                                      =====

  Employees of the Company as of January 1, 1999 were employed by Host Marriott through the Distribution Date (the "Company Employees"). In connection with the Distribution, unexercised options for Host Marriott stock and Host Marriott deferred stock awards held by Company Employees as of the Distribution Date were redenominated and converted into options for Company stock and Company deferred stock awards.

  Employee stock options may be granted to officers and key employees with an exercise price not less than the fair market value of the common stock on the date of grant. The options generally expire up to 15 years after the date of grant. Most options vest ratably over each of the first four years following the date of the grant.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

  The following table summarizes information about stock options outstanding at January 1, 1999:

                                         Options Outstanding                      Options Exercisable
                          ------------------------------------------------- --------------------------------
                              Shares      Weighted Average                      Shares
                            Outstanding      Remaining     Weighted Average   Exercisable   Weighted Average
                                at          Contractual        Exercise           at            Exercise
Range of Exercise Prices  January 1, 1999       Life            Price       January 1, 1999      Price
------------------------  --------------- ---------------- ---------------- --------------- ----------------
                          (in thousands)                                    (in thousands)
 $1-$4..................         14               8              $ 3               14             $ 3
  5- 9..................         63              10                8               63               8
 10-14..................         46              12               13               23              13
 15-19..................         25              14               18                6              18
 20-21..................         34              14               21                9              21
                                ---                                               ---
                                182                                               115
                                ===                                               ===

  Deferred stock incentive plan shares granted to officers and key employees generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. The Company accrues compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures.

  On January 21, 1999, the Company issued 365,000 shares of restricted stock under the Comprehensive Plan to officers and key employees that will vest ratably over the next five years. The Company recognizes compensation expense over the restriction period equal to the fair market value of the shares on the date of issuance, adjusted for forfeitures.

  Under the terms of the Employee Stock Purchase Plan, eligible employees may purchase common stock through payroll deductions at the lower of market value at the beginning or end of the plan year.

14. Profit Sharing and Postemployment Benefit Plans

  In connection with the Distribution, the Company established profit sharing and other defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. The amount to be matched by the Company is determined annually by the Board of Directors.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Marriott Senior Living Services, Inc.:

  We have audited the accompanying consolidated balance sheet of Forum Group, Inc. (a business unit wholly-owned by Marriott Senior Living Services, Inc. ("MSLSI")) as partitioned for sale to Host Marriott Corporation (see Note 1), as of January 3, 1997, and the related consolidated statements of operations and cash flows for the 40-week period ended January 3, 1997, and the 24-week period ended June 20, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forum Group, Inc., as Partitioned for Sale to Host Marriott Corporation as of January 3, 1997, and the results of their operations and their cash flows for the 40-week period ended January 3, 1997 and for the 24-week period ended June 20, 1997, in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the consolidated financial statements, the Company has given retroactive effect to the change to include property-level revenues and operating expense of its senior living communities in the statement of operations.

                                          Arthur Andersen LLP

Washington, D.C.
September 28, 1998 (except with respect to the matter discussed in Note 11, as to which the date is December 29, 1998.)

                   FORUM GROUP, INC., AS PARTITIONED FOR SALE
                          TO HOST MARRIOTT CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                January 3, 1997
                                 (in thousands)

                                ASSETS
Property and Equipment, net........................................... $507,325
Due from Manager......................................................   18,908
Other Assets..........................................................   20,221
Cash and Cash Equivalents.............................................   18,640
                                                                       --------
  Total Assets........................................................ $565,094
                                                                       ========
                        LIABILITIES AND EQUITY
Debt.................................................................. $244,318
Other Liabilities.....................................................   36,111
                                                                       --------
  Total Liabilities...................................................  280,429
Equity
 Investments and Advances from Parent.................................  284,665
                                                                       --------
  Total Liabilities and Equity........................................ $565,094
                                                                       ========


    The accompanying notes are an integral part of this financial statement.

                   FORUM GROUP, INC., AS PARTITIONED FOR SALE
                          TO HOST MARRIOTT CORORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
For the 24-week period ended June 20, 1997 and the 40-week period ended January
                                    3, 1997
                                 (in thousands)

                                                24-week period 40-week period
                                                    Ended           ended
                                                June 20, 1997  January 3, 1997
                                                -------------- ---------------
REVENUES
  Routine......................................    $84,646        $136,910
  Ancillary....................................     10,757          13,872
                                                   -------        --------
                                                    95,403         150,782
                                                   -------        --------
OPERATING COSTS AND EXPENSES
  Property-level operations costs and expenses
    Routine....................................     53,059          82,779
    Ancillary..................................      8,774          12,016
  Other operating costs and expenses
    Depreciation and amortization..............      6,698           8,494
    Base management fees.......................      5,586           7,935
    Property taxes and other...................      3,311           4,217
                                                   -------        --------
      Total operating costs and expenses.......     77,428         115,441
                                                   -------        --------
OPERATING PROFIT BEFORE INTEREST AND MINORITY
 INTEREST......................................     17,975          35,341
Corporate expenses.............................     (4,519)         (6,380)
Interest expense...............................     (9,141)        (14,283)
Interest income................................        598           1,111
Minority interest expense......................       (596)           (482)
                                                   -------        --------
INCOME BEFORE INCOME TAXES.....................      4,317          15,307
Provision for income taxes.....................     (1,689)         (5,973)
                                                   -------        --------
NET INCOME.....................................    $ 2,628        $  9,334
                                                   =======        ========


   The accompanying notes are an integral part of these financial statements.

                   FORUM GROUP, INC., AS PARTITIONED FOR SALE
                          TO HOST MARRIOTT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
For the 24-week period ended June 20, 1997 and the 40-week period ended January
                                    3, 1997
                                 (in thousands)

                                                24-week period 40-week period
                                                    Ended           ended
                                                June 20, 1997  January 3, 1997
                                                -------------- ---------------
OPERATING ACTIVITIES
Net Income.....................................    $ 2,628        $   9,334
Adjustments to reconcile cash from operations:
  Depreciation and amortization................      6,698            8,494
  Changes in operating accounts:
    Other assets...............................       (225)           2,891
    Other liabilities..........................     (9,580)           6,151
                                                   -------        ---------
Cash (used in)/provided by operating
 activities....................................       (479)          26,870
                                                   -------        ---------

INVESTING ACTIVITIES
  Capital expenditures.........................    (16,407)         (65,577)
  Acquisition of Forum Group, Inc..............        --           (94,009)
                                                   -------        ---------
Cash used in investing activities..............    (16,407)        (159,586)
                                                   -------        ---------

FINANCING ACTIVITIES
  Repayment of debt............................     (1,324)          (2,281)
  Debt prepayments.............................        --           (92,111)
  Other........................................        --             1,208
  Advances from parent.........................     13,997          225,834
                                                   -------        ---------
Cash provided by financing activities..........     12,673          132,650
                                                   -------        ---------
DECREASE IN CASH AND CASH EQUIVALENTS..........     (4,213)             (66)
CASH AND CASH EQUIVALENTS, beginning of
 period........................................     18,640           18,706
                                                   -------        ---------
CASH AND CASH EQUIVALENTS, end of period.......    $14,427        $  18,640
                                                   =======        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Noncash investing and financing activities:
    Property, Plant and Equipment, net.........    $(3,977)             --
    Debt.......................................      3,977              --

   The accompanying notes are an integral part of these financial statements.

    FORUM GROUP, INC., AS PARTITIONED FOR SALE TO HOST MARRIOTT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

  On June 21, 1997, HMC Senior Communities, Inc., ("HMCSC") a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"), acquired all of the outstanding stock of Forum Group, Inc. and subsidiaries ("Forum") from Marriott Senior Living Services, Inc. ("MSLSI"), a subsidiary of Marriott International, Inc. ("MI" or the Parent Company), pursuant to a Stock Purchase Agreement (the "Agreement") dated June 21, 1997. Certain operations and other assets and liabilities of Forum including seven communities, management fees and Lifecare bonds, specifically excluded from the Agreement, are not included in these financial statements. Accordingly, these financial statements include only assets and liabilities, along with the results from operations generated therefrom, included in the Agreement (the "Partitioned Business").

  The primary operations of the Partitioned Business is the ownership of 29 retirement communities ("Communities"), located in 11 states, managed by a subsidiary of MSLSI.

  The Partitioned Business was an organizational unit of MSLSI and its majority owned and controlled subsidiaries and affiliates. The Parent Company is incorporated in the state of Delaware. Its subsidiaries and affiliates are incorporated or registered in other jurisdictions in the U.S. and a number of other countries. The Partitioned Business is not a distinct legal entity.

  On March 25, 1996, FG Acquisition Corp. ("Acquisition"), an Indiana corporation and wholly-owned indirect subsidiary of MI acquired approximately 99.1% of the outstanding shares of common stock of Forum. Acquisition paid total cash consideration of $297 million for the common stock it acquired, plus certain warrants to purchase common stock which includes $94 million of cash consideration for the 29 communities sold to HMCSC.

  The Securities and Exchange Commission, in Staff Accounting Bulletin Number 55 ("SAB" 55), requires that historical financial statements of a subsidiary, division, or lesser business component of another entity include certain expenses incurred by the parent on its behalf. These expenses include officer and employee salaries, rent or depreciation, advertising, accounting and legal services, other selling, general and administrative expenses and other such expenses. Investments and advances from parent represents the net amount of investments and advances made by MI as a result of the acquisition and operation of the Partitioned Business. These financial statements include the adjustments necessary to comply with SAB 55.

  Historically, the Partitioned Business' results of operations have been included in the consolidated U.S. federal income tax return of MI. For operations that do not pay their own income tax, MI internally allocates income tax expense at the statutory rate after adjustment for state income taxes and several other items. The income tax expense and other tax related information in these statements has been calculated as if the Partitioned Business had not been eligible to be included in the consolidated tax returns of MI. The calculation of tax provisions and deferred taxes required certain assumptions, allocations and estimates, which management believes are reasonable to accurately reflect the tax reporting for the Partitioned Business as a stand-alone taxpayer.

  These consolidated financial statements include the results of operations and cash flows of the Partitioned Business previously included in the MI consolidated financial statements. These consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles and include such estimates and adjustments as deemed necessary to present fairly the consolidated financial position as of January 3, 1997 and the results of operations and cash flows of the Partitioned Business for the 24-week period ended June 20, 1997 and the 40-week period ended January 3, 1997.

    FORUM GROUP, INC. AS PARTITIONED FOR SALE TO HOST MARRIOTT CORPORATION

  The Partitioned Business receives certain services and participates in certain centralized MI activities, the allocated costs of which are included in these financial statements.

2. Summary of Significant Accounting Policies

 Consolidation

  The consolidated financial statements include the accounts of the Partitioned Business after elimination of intercompany accounts and transactions other than those with other units of MI.

 Corporate Services

  The Partitioned Business utilized the MI centralized systems for cash management, payroll, purchasing and distribution, employee benefit plans, insurance, administrative services and legal services. As a result, cash for many communities was commingled with MI's general corporate funds. Similarly, operating expenses, capital expenditures and other cash requirements of the Partitioned Business were paid by MI and charged directly or allocated to the Partitioned Business. Amounts are allocated to the Partitioned Business based primarily on their use of the centralized systems. In the opinion of management, MI's methods for allocating costs are reasonable; however, such costs are not necessarily indicative of the costs that would have been incurred if the Partitioned Business had been operated as an unaffiliated entity. It is not practicable for the Partitioned Business to estimate what those costs would have been had the Partitioned Business operated on a stand-alone basis.

 Property and Equipment

  Property and equipment is recorded at cost, including interest, land rent and real estate taxes capitalized during development and construction, net of accumulated depreciation. Interest capitalized as a cost of property and equipment for the twenty-four week period ended June 20, 1997 and the forty-week period ended January 3, 1997 was approximately $252,000 and $440,000 respectively. Interest costs are paid to MI and computed using MI's borrowing rate for construction expenditures of 9.08% for the twenty-four-week period ended June 20, 1997 and 7.35% for the forty-week period ended January 3, 1997. Property and equipment includes capitalized costs incurred in developing the real estate, including construction in progress for ongoing expansion programs at various Communities as of January 3, 1997, which will be conveyed to Host Marriott upon completion. Replacements and improvements that extend the useful life of property and equipment are capitalized. Depreciation is computed using the straight-line method over estimated useful lives as follows:

   Buildings.........................................................   40 years
   Furniture and Equipment........................................... 4-10 years

  A provision for value impairment is recorded whenever the estimated undiscounted future cash flows from the property are less than the property's net carrying value. No such provision was necessary at January 3, 1997.

 Due from Manager

  The principal component of Due from Manager is working capital under the control of and utilized by a subsidiary of MSLSI in conjunction with the operation of Forum's retirement communities. Both majority-owned and wholly-owned partnerships and corporations within the Partitioned Business have management agreements in effect with Forum, which require fees of 5% to 8% of gross operating revenues.

 Cash and Cash Equivalents

  Cash and cash equivalents include cash and highly liquid investments with an original maturity of three months or less.

    FORUM GROUP, INC., AS PARTITIONED FOR SALE TO HOST MARRIOTT CORPORATION

 Deferred Revenue from Non-refundable Fees

  Monthly fees deferred for the non-refundable portion of the entry fees are a component of other liabilities. These amounts are recognized as health care services revenue as services are performed over the expected term of the resident's contract. See Note 3 for further discussion of entry fees.

 Liability for Future Health Care Services

  Certain resident and admission agreements at the Communities entitled residents to receive limited amounts of health care up to defined maximums. The estimated liabilities associated with the health care obligation have been accrued in the consolidated balance sheet.

 Revenue Recognition

  Revenues represent gross community operating revenues consisting of routine and ancillary revenues. Routine revenues are generated from monthly charges for independent living apartments and daily charges for assisted living suites and nursing beds, and are recognized monthly based on the terms of the residents' agreements. Advance payments received for services are deferred until the services are provided. Ancillary revenues are generated on a "fee for service" basis for supplementary items required by residents and are recognized as the services are provided.

  A portion of revenues from health care services were attributable to patients whose bills are paid by Medicare or Medicaid under contractual arrangements. Reimbursement under these contractual arrangements are subject to retroactive adjustments based on agency reviews. Revenues and receivables from health care services are presented net of estimated contractual allowances in the accompanying consolidated financial statements. Management believes allowances recorded are adequate to cover any adjustments arising from retroactive adjustments.

  On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

  The Partitioned Business has considered the impact of EITF 97-2 on its financial statements and has determined that it is preferable for it to include property-level revenues and operating expenses of its senior living communities in its statements of operations. The Partitioned Business has given retroactive effect to the adoption of EITF 97-2 of EITF 97-2 in the accompanying consolidated statement of operations. The adoption of EITF 97-2 increased both revenues and operating costs and expenses by $61.8 and $94.8 million for the 24-week period ended June 20, 1997 and the 40-week period ended January 3, 1997, respectively, and had no impact on operating profit or net income.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

 Reclassification

  Certain previously reported amounts have been reclassified to conform with the current period presentation.

    FORUM GROUP, INC., AS PARTITIONED FOR SALE TO HOST MARRIOTT CORPORATION

 Fiscal Year

  Forum's fiscal year ends on the Friday nearest to December 31st.

3. Continuing Care Agreements

  Residents of the Lifecare Communities (Brookside, Overland Park and Pueblo Norte) are required to sign a continuing care agreement ("Care Agreement") with Forum. The Care Agreements stipulate, among other things, the amount of all entry fees and monthly fees, the type of residential unit being provided, and Forum's obligations to provide both health care and non-health care services. In addition, the Care Agreements provide Forum with the right to increase future monthly fees. The Care Agreements are terminated upon the receipt of written termination notice from the resident, or the death of the resident.

  When estimated costs to be incurred under continuing care agreements exceed estimated revenues, excess costs are accrued currently. Based upon the expected positive net cash flow, relating to the agreements no liability or expense has been recorded in the accompanying financial statements.

  The components of the entry fees are as follows:

    (i) Lifecare Bonds--This component is refundable to the resident or the resident's estate upon termination or cancellation of the Care Agreement. Lifecare Bonds are substantially non-interest bearing and equal to either 100%, 90% or 50% initially, depending on the type of plan, of the total entry fee less any Additional Occupant Lifecare Fee. Lifecare Bonds and corresponding cash reserves at January 3, 1997 are excluded from the consolidated balance sheet. Pursuant to the Agreement, MSLSI will retain the liability for redemption of these bonds.

    (ii) Additional Occupant Lifecare Fee--This is a non-refundable fee for each additional occupant in a residential unit.

    (iii) Lifecare Fee--This component is non-refundable and equals the total entry fee less the two components described in (i) and (ii). These fees are generally amortized over a 50 to 60 month period, depending on the individual plan.

4. Other Assets

  Security deposits, normally for one month's rent at the Community, are recorded as a current liability because residents typically terminate their rental agreement with a 30-day notice. The liability had a balance of $5,148,000 at January 3, 1997. In addition, certain states require that security deposits be placed in an escrow account. These escrow balances amounted to $7,696,000 at January 3, 1997, and are classified as other assets in the accompanying consolidated balance sheet. In some cases, to ensure prompt payment to a resident, unrestricted cash is utilized to pay the security deposits and is thereafter reimbursed out of funds held in the appropriate escrow account. Other assets also consists of prepaid real estate taxes and restricted cash accounts for property additions, debt service and insurance.

5. Debt

  Debt at January 3, 1997 consisted of the following (in millions):

   Secured debt, average interest rate 7.6% at January 3, 1997 maturing through 2020........................................................ $221
   Debt due to related party............................................   15
   Capital lease obligations............................................    8
                                                                         ----
                                                                         $244
                                                                         ====

    FORUM GROUP, INC., AS PARTITIONED FOR SALE TO HOST MARRIOTT CORPORATION

  Included in debt due to related party is approximately $15.5 million of secured bonds owed to MI.

  Aggregate debt maturities, including capital lease obligations, are: 1997-- $22.3 million; 1998--$7.1 million; 1999--$33.2 million; 2000--$50.4 million,
2001--$5.5 million and $125.7 million thereafter. Interest paid for the 24-week period ended June 20, 1997, and the 40-week period ended January 3, 1997, was approximately $9.7 million and $14.3 million, respectively.

6. Fair Value of Financial Instruments

  The fair value of current assets, current liabilities and amounts due to MI are assumed to be equal to their reported carrying amounts. The fair value of the Partitioned Business' debt instruments approximates the carrying amount, with the exception of two fixed-rate debt instruments. These instruments, which represent property indebtedness, have been calculated to have a fair value, by discounting the scheduled loan payments to maturity using rates that are believed to be currently available for debt of similar terms and maturities. Due to restrictions of transferability and prepayment, previously modified debt terms and other property specific competitive conditions, the Partitioned Business may be unable to refinance the indebtedness to obtain such calculated debt amounts reported. The carrying amount and fair value at January 3, 1997 of these two fixed-rate debt instruments is $171,264,000 and $180,979,000 respectively.

7. Income Taxes

  Income taxes are calculated under the basis described in Note 1. The Partitioned Business adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective January 2, 1993. The Partitioned Business' deferred tax assets or liabilities are included in investments and advances from parent on the consolidated balance sheet because those amounts are currently being paid to or accrued from MI. The temporary differences that give rise to significant deferred tax assets or liabilities are property and equipment, debt premiums and reserves.

  The income tax provision (benefit) is determined as if the Partitioned Business filed a separate income tax return. The provision (benefit) for income taxes consists of (in thousands):

                                                  24-week period 40-week period
                                                      Ended           ended
                                                  June 20, 1997  January 3, 1997
                                                  -------------- ---------------
   Current--Federal..............................    $(3,125)        $  617
      --State....................................       (357)            71
                                                     -------         ------
                                                      (3,482)           688
                                                     -------         ------
   Deferred--Federal.............................      4,641          4,743
       --State...................................        530            542
                                                     -------         ------
                                                       5,171          5,285
                                                     -------         ------
                                                     $ 1,689         $5,973
                                                     =======         ======

  A reconciliation of the statutory Federal tax rate to the Partitioned Business' effective income tax rate for the 24-week period ended June 20, 1997 and the 40-week period ended January 3, 1997 follows:

   Statutory federal tax rate............................................. 35.0%
   State income taxes, net of federal tax benefit.........................  4.0%
                                                                           ----
                                                                           39.0%
                                                                           ====

    FORUM GROUP, INC., AS PARTITIONED FOR SALE TO HOST MARRIOTT CORPORATION

  The provision or benefit is not indicative of what should have been recorded if the Partitioned Business had determined the tax provision or benefit based on its share of MI's allocation of a tax provision or benefit to all entities included in the consolidated return based on taxable income or loss. However, the Partitioned Business will reimburse or be reimbursed by MI for its share of the consolidated provision or benefit based on MI's allocation of the provision or benefit to all entities included in the consolidated return based on taxable income or loss. The difference between the liability to or the receivable from MI and the tax provision or benefit determined as if the Partitioned Business filed a separate tax return will be recorded as a capital contribution or a dividend.

8. Related Party Transactions

 Due to Marriott International, Inc.

  Cash from the Partitioned Business is deposited with MI's general corporate funds. Similarly, operating expenses, capital expenditures, centralized services and other cash requirements of the Partitioned Business are paid by MI and charged directly or allocated to the Partitioned Business. The intercompany rate for non-capitalization borrowings was 6% for the 24-week period ended June 20, 1997 and the 40-week period ended January 3,1997. These borrowings have no specific repayment term.

  The Partitioned Business is insured through MI's self-insurance program for property damage, general liability, workers' compensation and employee medical coverage. MI charges the Partitioned Business on a per occurrence basis.

 Costs Allocated from Marriott International, Inc.

  The costs allocated to the Partitioned Business, contained in its consolidated statements of operations, are approximately $4.7 million and $6.6 million for the 24-week period ended June 20, 1997 and the 40-week period ended January 3, 1997, respectively.

9. Commitments and Contingencies

  Effective June 21, 1997, the management agreements between Forum, as manager, and entities included in the Partitioned Business have either been assigned to MSLSI or new agreements between MSLSI and those entities have been executed.

10. Litigation

  On June 15, 1995, The Russell F. Knapp Revocable Trust (the "Plaintiff") filed a complaint in the United States District Court of the Southern District of Indiana (the "Indiana Court") against Forum Retirement Inc., ("FRI") a wholly-owned subsidiary of Forum, and general partner of Forum Retirement Partners L.P. (the "Partnership"), alleging breach of the partnership agreement, breach of fiduciary duty, fraud, insider trading and civil conspiracy/aiding and abetting. On February 4, 1998, the Plaintiff, MSLSI, FRI, Forum and Host Marriott entered into a Settlement and Release Agreement (the "Settlement Agreement"), pursuant to which Host Marriott agreed to pay each limited partner electing to join in the Settlement Agreement $4.50 per unit in exchange for (i) the transfer of all Partnership units owned by a settling limited partner; (ii) an agreement by each settling limited partner not to purchase additional Partnership units; (iii) a release of all claims asserted in the litigation; and (iv) a dismissal of the litigation. Because of the derivative nature of the allegations contained in the Plaintiff's complaint, the General Partner invited all limited partners, in their sole discretion, to participate in the Settlement Agreement, and detailed the requirements for participation in two notices to unitholders, dated March 27, 1998, and May 6, 1998, respectively. Initially, the period within which a limited partner could elect

    FORUM GROUP, INC., AS PARTITIONED FOR SALE TO HOST MARRIOTT CORPORATION to participate in the Settlement Agreement was scheduled to expire on April 27, 1998. This period was extended to May 22, 1998. Host Marriott also agreed to pay as much as an additional $1.25 per unit to the settling Limited Partners, under certain conditions, in the event that Host Marriott within three years following the date of settlement initiates a tender offer for the purchase of units not presently held by Host Marriott or the settling Limited Partners. On February 5, 1998, the Indiana Court entered an order approving the dismissal of the Plaintiff's case.

  In connection with the Settlement Agreement, Host Marriott initially acquired 1,000,894 limited partner units from the Plaintiff and related parties for $4,504,023 on March 25, 1998. Host Marriott subsequently acquired additional 1,140,901 limited partner units from other limited partners electing to participate in the Settlement Agreement for $5,134,055. As a result of these purchases, Host Marriott's current ownership interest in the Partnership, directly or through affiliates, increased to approximately 93%.

  On July 21, 1998, Forum Retirement, Inc. announced that it had received a proposal from Host Marriott to acquire all remaining outstanding Partnership Units for $4.50 per Unit. Host Marriott currently owns 14,151,169 of the 15,285,248 outstanding Units of the Partnership. Completion of the proposed transaction is contingent on several items including but not limited to, FRI Board approval and approval of an advisory committee of the Board which will consider the transaction from the perspective of the holders of the remaining Units and the issuance of a fairness opinion with respect to the proposed transaction by the financial advisors to such advisory committee.

  On July 22, 1998, Harbor Finance Partners, LTD. ("Harbor Finance"), a Partnership unitholder, filed a purported class action lawsuit relating to Host Marriott's proposal in Delaware State Chancery Court against Host Marriott, FRI, two of their affiliates, the Partnership, and FRI's directors. Harbor Finance alleges in the complaint that these defendants breached their fiduciary duties to the unitholders by offering an inadequate price for the units, attempting to improperly influence the market price of the units, and failing to provide for a mechanism that would establish a fair price for the units. Harbor Finance is seeking certification of a class, an injunction to prevent completion of the proposed transaction or, in the alternative, rescission of the transaction, and compensatory damages. Punitive damages are not sought in the action. FRI believes that there is no merit to the allegations contained in the complaint, and that this litigation will not have a material, adverse effect on the financial performance of the Partnership. The appointment of the Board's advisory committee and the required fairness opinion will ensure that an adequate price will be paid.

11. Subsequent Event

  On the December 29, 1998, Host Marriott completed its plan of reorganizing its business by spinning-off Crestline Capital Corporation ("Crestline Capital," formerly known as HMCSC) to the shareholders of Host Marriott as part of a series of transactions pursuant to which Host Marriott elected to be considered a REIT. As part of the Distribution, Host Marriott distributed 20.5 million, or 94%, of the outstanding shares of common stock of Crestline Capital to the Host Marriott shareholders. The remaining 1.4 million, or six percent, of the outstanding shares were used by Host Marriott as part of the consideration paid on December 30, 1998 for Host Marriott's acquisition of certain hotel properties from The Blackstone Group and a series of funds controlled by Blackstone Real Estate Partners (the "Blackstone Acquisition"). The shares were distributed on the basis of one share of Crestline Capital's common stock for every ten shares of Host Marriott common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

  The information called for by Items 10-13 is incorporated by reference from the Crestline Capital Corporation 1999 Annual Meeting of the Shareholders-- Notice and Proxy Statement--(to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal year).

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

  (1) FINANCIAL STATEMENTS

    All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

  (2) FINANCIAL STATEMENT SCHEDULES

    The following financial information is filed herewith on the pages indicated.

    Financial Schedules:

      III. Real Estate and Accumulated Depreciation S-1 to S-2

  All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

  (3) EXHIBITS

 Exhibit
   No.                               Description
 -------                             -----------
   3.1*  Articles of Incorporation
   3.2*  Bylaws
   3.3*  Form of Articles of Amendment and Restatement of Articles of
         Incorporation
   3.4*  Agreement and Articles of Merger between Crestline-Delaware and CCC
         Merger Corporation
   4.1*  Specimen Stock Certificate
 #10.1*  Form of Hotel Lease Agreement between the Company and Host Marriott for Full-Service Hotels Managed by Marriott International
 #10.2*  Form of Hotel Lease Agreement between a Subsidiary of Host Marriott and HPT for Limited-Service Hotels
 #10.4*  Form of Full-Service Hotel Management Agreement between the Company and Marriott International
 #10.5*  Form of Owner's Agreement between the Company, Host Marriott and
         Marriott International

 Exhibit
   No.                                 Description
 -------                               -----------
 #10.6*  Form of Limited-Service Hotel Management Agreement between the Company and Marriott International
 #10.7*  Form of Communities Operating Agreement between the Company and
         Marriott International
  10.8*  Form of First Amendment to Communities Operating Agreement
  10.9*  Noncompetition Agreement dated as of December 28, 1998 by and among
         Host Marriott Corporation, Host Marriott, L.P., the Company, Fernwood
         Hotel Assets, Inc. and Rockledge Hotel Properties, Inc.
  10.10* Form of Amended and Restated Communities Non-Competition Agreement
  10.11* Restated Hotel Non-Competition Agreement between Host Marriott and
         Marriott International
  10.12* Form of First Amendment to Restated Hotel Non-Competition Agreement
  10.13* Form of Working Capital Note and Agreement
  10.14* Form of Tax Sharing Agreement between the Company and Host Marriott
  10.15* Form of FF&E Lease between the Company and Non-Controlled Subsidiaries of Host Marriott
  10.16* Form of Guaranty Agreement between the Company, the Lessees and Host
         Marriott
  10.17* Form of Pooling Agreement between the Company and Host Marriott
  10.18* Form of Employee Benefits and Other Employment Matters Allocation
         Agreement between the Company and Host Marriott
  10.19* Form of Asset Management Agreement between the Company and Host
         Marriott
  10.20* Form of Asset Management Agreement between the Company and Non-
         Controlled Subsidiary of Host Marriott
  10.21* Registration Rights Agreement between the Company and Blackstone
  10.22* Tax Matters Agreement dated June 21, 1997 among the Company, Host
         Marriott, Forum, Marriott International and MSLS
  10.23* Indemnity Agreement dated June 21, 1997 among the Company, Host
         Marriott, Marriott International and MSLS
  10.24* Distribution Agreement dated as of December 28, 1998 by and among Host
         Marriott Corporation, Host Marriott, L.P., the Company, Fernwood Hotel
         Assets, Inc. And Rockledge Hotel Properties, Inc.
  21     Subsidiaries of Crestline Capital Corporation
  24.1*  Powers of attorney from officers and directors of the Company signing by an attorney in fact (included on Signature Page)
  27.1   Financial Data Schedule

--------
*Previously filed.
#Agreement filed is illustrative of numerous other agreements to which the Company will be a party.

  (b) Reports On Form 8-K

  . December 29, 1998--Report of the completion of the spin-off by Host Marriott of Crestline Capital Corporation.

  . February 11, 1999--Report of the Board of Directors' approval of changes to the Company's executive compensation and director compensation plans.

                                   SIGNATURES

  Pursuant to the requirements Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on March 29, 1999.

                                          Crestline Capital Corporation

                                                   /s/ James L. Francis.
                                          By: _________________________________
                                                      James L. Francis
                                                 Executive Vice President,
                                                Chief Financial Officer and
                                                         Treasurer

                               POWER OF ATTORNEY

  Pursuant to the requirements of of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                       Title                     Date
              ---------                       -----                     ----
      /s/ Bruce D. Wardinski           Chairman of the Board of     March 29, 1999
______________________________________  Directors, President and
          Bruce D. Wardinski            Chief Executive Officer
                                        (Principal Executive
                                        Officer)

       /s/ James L. Francis            Executive Vice President,    March 29, 1999
______________________________________  Chief Financial Officer
           James L. Francis             and Treasurer (Principal
                                        Financial Officer)

       /s/ Larry K. Harvey             Senior Vice President and    March 29, 1999
______________________________________  Corporate Controller
           Larry K. Harvey              (Principal Accounting
                                        Officer)

         /s/ Adam M. Aron              Director                     March 29, 1999
______________________________________
             Adam M. Aron

      /s/ Louise M. Cromwell           Director                     March 29, 1999
______________________________________
          Louise M. Cromwell

       /s/ Kelvin L. Davis             Director                     March 29, 1999
______________________________________
           Kelvin L. Davis

     /s/ John W. Marriott III          Director                     March 29, 1999
______________________________________
         John W. Marriott III

      /s/ John B. Morse, Jr.           Director                     March 29, 1999
______________________________________
          John B. Morse, Jr.

   /s/ Christopher J. Nassetta         Director                     March 29, 1999
______________________________________
       Christopher J. Nassetta

      /s/ Michael A. Wildish           Director                     March 29, 1999
 _____________________________________
          Michael A. Wildish

                                                                    SCHEDULE III
                                                                     Page 1 of 2

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                January 1, 1999
                                 (in thousands)

                                                              Gross Amount at
                              Initial Costs                   January 1, 1999
                            ------------------  Subse-  ---------------------------            Date of
                                     Buildings  quent            Buildings          Accumu-    Comple-
                                         &      Costs                &               lated     tion of           Depre-
                                     Improve-  Capital-          Improve-            Depre-   Construc-   Date   ciation
   Description       Debt     Land     ments     ized     Land     ments    Total   ciation     tion    Acquired  Life
   -----------     -------- -------- --------- -------- -------- --------- -------- --------  --------- -------- -------
The Forum at
 Memorial Woods
 Houston, TX.....  $ 23,912 $  7,417 $ 30,688  $ 9,367  $  7,417 $ 40,055  $ 47,472 $ (1,485)    N/A       1997       40
The Forum at Park
 Lane
 Dallas, TX......    24,542    5,472   30,261       46     5,472   30,307    35,779     (937)    N/A       1997       40
The Forum at
 Knightsbridge
 Columbus, OH....    21,901      --    30,970    9,083       --    40,053    40,053   (1,521)    N/A       1997       40
The Remington
 Club I
 San Diego, CA...       --     4,225   32,060       47     4,225   32,107    36,332   (1,181)    N/A       1997       40
The Remington
 Club II
 San Diego, CA...       --     4,089   31,454      514     4,089   31,968    36,057   (1,830)    N/A       1997       40
Forwood Manor
 Wilmington, DE..       --     4,710   24,291    4,922     4,710   29,213    33,923     (951)    N/A       1997       40
Other properties,
 each less than
 5% of total.....   112,704   77,658  281,539   67,190    87,889  338,498   426,387  (17,455)    N/A    Various  Various
                   -------- -------- --------  -------  -------- --------  -------- --------
 Total...........  $183,059 $103,571 $461,263  $91,169  $113,802 $542,201  $656,003 $(25,360)
                   ======== ======== ========  =======  ======== ========  ======== ========

                                                                   SCHEDULE III
                                                                    Page 2 of 2

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                                January 1, 1999
                                (in thousands)

Notes:

  (A) The change in total cost of properties for the fiscal year ended January 1, 1999 and the period from June 21, 1997 (inception) through January 2, 1998 is as follows:

Balance as of June 21, 1997......................................... $546,056
  Additions:
    Contributions from Host Marriott................................   43,931(1)
    Capital expenditures............................................   30,783
                                                                     --------
Balance as of January 2, 1998.......................................  620,770
  Additions:
    Contributions from Host Marriott................................    7,801(1)
    Acquisitions....................................................   18,779
    Capital expenditures............................................    8,653
                                                                     --------
Balance as of January 1, 1999....................................... $656,003
                                                                     ========

  (B) The change in accumulated depreciation and amortization of real estate assets for the fiscal year ended January 1, 1999 and the period from June 21, 1997 (inception) through January 2, 1998 is as follows:

Balance as of June 21, 1997.......................................... $    --
  Depreciation and amortization......................................   (8,696)
                                                                      --------
Balance as of January 2, 1998........................................   (8,696)
  Depreciation and amortization......................................  (16,664)
                                                                      --------
Balance as of January 1, 1999........................................ $(25,360)
                                                                      ========

  (C) The aggregate cost of properties for Federal income tax purposes is approximately $515,000,000 at January 1, 1999.

  (D) The total cost of properties excludes construction-in-progress properties.

----------------
(1) During fiscal year 1998 and the period from June 21, 1997 (inception) through January 2, 1998, Host Marriott contributed buildings and improvements of $43,931,000 and 7,801,000, respectively, to the Company.