Form 10-Q
period 1999-03-26
CRESTLINE CAPITAL CORP
filed 1999-05-10
CIK 1070752

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 26, 1999       Commission File No. 1-14635


                         CRESTLINE CAPITAL CORPORATION
                              10400 Fernwood Road
                           Bethesda, Maryland  20817

                                 (240) 694-2000


      Maryland                                             52-2151967
------------------------                             -----------------------
(State of Incorporation)                                (I.R.S. Employer
                                                      Identification Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes   X     No  _____
                                                               -----



                                                              Shares outstanding
       Class                                                   at April 23, 1999
---------------------                                          -----------------
Common Stock, $.01
par value per share                                               22,315,000
--------------------------------------------------------------------------------

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            Page No.
                                                                            --------


Part I.       FINANCIAL INFORMATION (Unaudited):

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -                               3
              March 26, 1999 and January 1, 1999

              Condensed Consolidated Statements of Operations -                     4
              Twelve Weeks Ended March 26, 1999 and
              March 27, 1998

              Condensed Consolidated Statements of Cash Flows -                     5
              Twelve Weeks Ended March 26, 1999 and
              March 27, 1998

              Notes to Condensed Consolidated Financial Statements                  6

     Item 2.  Management's Discussion and Analysis of Results of                    9
              Operations and Financial Condition

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk           16

Part II.      OTHER INFORMATION AND SIGNATURE                                      17


                         PART I.  FINANCIAL INFORMATION


                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                 March 26,   January 1,
                                                                   1999        1999
                                                                 ---------   ---------
                                                                 (unaudited)
                                     ASSETS
Property and equipment, net......................................  $669,820   $655,745
Hotel working capital............................................    94,444     95,114
Due from hotel managers..........................................    80,418         --
Due from Marriott Senior Living Services, Inc....................    13,174      8,884
Other assets.....................................................    35,122     32,231
Cash and cash equivalents........................................    60,801     66,779
                                                                   --------   --------
                                                                   $953,779   $858,753
                                                                   ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Debt:
 Mortgage debt...................................................  $182,090    $183,059
 Other debt......................................................    29,759      30,017
                                                                   --------    --------
                                                                    211,849     213,076

Hotel working capital notes payable to Host Marriott.............    94,444      95,114
                                                                    --------    --------
  Total debt.....................................................   306,293     308,190
Accounts payable and accrued expenses............................    13,277       6,438
Other liabilities................................................    21,312      23,518
Due to Host Marriott.............................................    88,011          --
Deferred income taxes............................................    61,816      61,353
                                                                   --------    --------
  Total liabilities..............................................   490,709     399,499
                                                                   --------    --------
Shareholders' equity:
 Common stock, 75 million shares authorized, 22.3 million and
  21.9 million shares issued and outstanding, respectively,
  $.01 par value.................................................       223         219
 Additional paid-in capital......................................   453,071     452,762
 Retained earnings...............................................    14,170       6,273
 Treasury stock, .3 million shares...............................    (4,394)         --
                                                                   --------    --------
  Total shareholders' equity.....................................   463,070     459,254
                                                                   --------    --------
                                                                   $953,779    $858,753
                                                                   ========    ========




           See Notes to Condensed Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Twelve Weeks Ended March 26, 1999 and March 27, 1998
                (unaudited, in thousands, except per share data)

                                                                   Historical         Pro Forma
                                                             --------------------     ----------
                                                                1999         1998        1998
                                                             -----------   --------   ----------
REVENUES
Hotels
  Rooms...................................................     $582,896    $    --     $558,756
  Food and beverage.......................................      256,450         --      251,445
  Other...................................................       64,638         --       55,861
                                                               --------    -------     --------
     Total hotel revenues.................................      903,984         --      866,062
                                                               --------    -------     --------
Senior living
  Routine.................................................       51,505     48,304       48,470
  Ancillary...............................................        5,448      6,750        6,752
                                                               --------    -------     --------
     Total senior living revenues.........................       56,953     55,054       55,222
                                                               --------    -------     --------
Asset management revenues.................................        1,188         --        1,038
Equity in earnings of affiliates..........................          223         --           --
                                                               --------    -------     --------
  Total revenues..........................................      962,348     55,054      922,322
                                                               --------    -------     --------
OPERATING COSTS AND EXPENSES
Hotels
  Property-level operating costs and expenses
     Rooms................................................      132,583         --      127,073
     Food and beverage....................................      187,971         --      184,487
     Other................................................      227,690         --      216,028
  Other operating costs and expenses
     Management fees......................................       58,305         --       55,824
     Lease expense........................................      286,670         --      274,151
                                                               --------    -------     --------
       Total hotel operating costs and expenses...........      893,219         --      857,563
                                                               --------    -------     --------
Senior living
  Property-level operating costs and expenses
     Routine..............................................       32,402     30,251       30,333
     Ancillary............................................        4,107      5,246        5,247
  Other operating costs and expenses
     Depreciation and amortization........................        5,069      4,793        4,820
     Management fees paid to Marriott International.......        3,422      2,970        2,978
     Property taxes and other.............................        1,681      1,765        1,777
                                                               --------    -------     --------
       Total senior living operating costs and expenses...       46,681     45,025       45,155
                                                               --------    -------     --------
Asset management operating costs and expenses.............        1,067         --        1,038
                                                               --------    -------     --------
     Total operating costs and expenses...................      940,967     45,025      903,756
                                                               --------    -------     --------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
  AND INTEREST............................................       21,381     10,029       18,566
Corporate expenses........................................       (3,962)      (754)      (4,010)
Interest expense..........................................       (5,106)    (6,519)      (5,210)
Interest income...........................................        1,072        322          460
                                                               --------    -------     --------
INCOME BEFORE INCOME TAXES................................       13,385      3,078        9,806
Provision for income taxes................................       (5,488)    (1,262)      (4,020)
                                                               --------    -------     --------
NET INCOME................................................     $  7,897    $ 1,816     $  5,786
                                                               ========    =======     ========

BASIC AND DILUTED EARNINGS PER COMMON SHARE...............     $    .35    $   .08     $    .26
                                                               ========    =======     ========




           See Notes to Condensed Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Twelve weeks ended March 26, 1999 and March 27, 1998
                           (unaudited, in thousands)


                                                                    1999        1998
                                                                  ---------   --------
OPERATING ACTIVITIES
Net income.....................................................   $  7,897    $ 1,816
Adjustments to reconcile net income to cash from operations:
  Depreciation and amortization................................      5,285      4,793
  Amortization of debt premiums................................       (358)      (358)
  Income taxes.................................................      4,910      1,262
  Other........................................................         83         --
  Change in other operating accounts...........................      2,946     (6,632)
                                                                  --------    -------
Cash from operations...........................................     20,763        881
                                                                  --------    -------
INVESTING ACTIVITIES
 Acquisitions..................................................         --     (1,000)
 Purchase of minority interests................................     (6,888)        --
 Expansions....................................................    (14,005)        --
 Other capital expenditures....................................     (1,321)      (954)
 Change in capital improvement reserve.........................      1,326        (42)
                                                                  --------    -------
Cash used in investing activities..............................    (20,888)    (1,996)
                                                                  --------    -------
FINANCING ACTIVITIES
 Repayments of debt............................................       (870)      (447)
 Repurchases of common stock...................................     (4,394)        --
 Change in financing reserves..................................       (487)       (96)
 Other.........................................................       (102)        --
                                                                  --------    -------
Cash used in financing activities..............................     (5,853)      (543)
                                                                  --------    -------
Decrease in cash and cash equivalents..........................     (5,978)    (1,658)
Cash and cash equivalents, beginning of period.................     66,779     17,644
                                                                  --------    -------
Cash and cash equivalents, end of period.......................   $ 60,801    $15,986
                                                                  ========    =======

SUPPLEMENTAL INFORMATION--NON-CASH ACTIVITY:
 Contributions from Host Marriott:
  Property and equipment.......................................   $     --    $21,332
  Acquisition of minority interests paid by Host Marriott......         --      6,276
  Debt prepayment paid by Host Marriott........................         --     26,405
  Other........................................................         --      1,074




           See Notes to Condensed Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The accompanying condensed consolidated financial statements of Crestline Capital Corporation and subsidiaries (the "Company") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of March 26, 1999 and the results of operations and cash flows for the twelve weeks ended March 26, 1999 and March 27, 1998. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

   Approximately one-fourth of the Company's leased full-service hotels have managers that have a different accounting calendar from the Company. For these hotels, which record revenues on a monthly basis versus the four week period for the Company, the accompanying condensed consolidated financial statements reflect only two months of operations. The Company will record three months of operations in each of the second and third quarters and four months of operations in the fourth quarter.

2. On December 29, 1998 (the "Distribution Date"), the Company became a publicly traded company when Host Marriott Corporation ("Host Marriott") completed its plan of reorganizing its business operations by spinning-off the Company to the shareholders of Host Marriott (the "Distribution"), as part of a series of transactions pursuant to which Host Marriott elected to be considered a real estate investment trust ("REIT"). As part of the Distribution, Host Marriott distributed 20.5 million, or 94%, of the outstanding shares of common stock of the Company to the Host Marriott shareholders. The remaining
   1.4 million, or six percent, of the outstanding shares were used by Host Marriott as part of the consideration paid on December 30, 1998 for Host Marriott's acquisition of certain hotel properties. The shares were distributed on the basis of one share of the Company's common stock for every ten shares of Host Marriott common stock. On December 31, 1998, the Company entered into lease and sublease agreements to lease substantially all of Host Marriott's hotels with the existing management agreements of the leased and subleased hotels assigned to the Company. As of March 26, 1999, the Company leased or subleased 120 full-service and 71 limited-service hotels and owned 31 senior living communities.

3. Prior to the Distribution Date, the Company's historical operating results consist only of the operations of the senior living communities and do not reflect the operations related to the leases or subleases of the 120 full-service and 71 limited-service hotels entered into in conjunction with the Distribution. The unaudited pro forma condensed consolidated statement of operations for the twelve weeks ended March 27, 1998 reflect the following transactions as if such transactions had been completed at the beginning of fiscal year 1998:

   . 1998 spin-off of the Company by Host Marriott and the concurrent lease of 120 full-service hotels and sublease of 71 limited-service hotels from Host Marriott;
   .  1998 acquisition of one senior living community;
   .  1998 retirement of $26 million of debt;
   . 1998 repayment and forgiveness of $92 million of unsecured debt and a $15 million intercompany note with Host Marriott;
   . asset management fee charged to Host Marriott; and . adjustment to corporate expenses as if the Company were operated on a stand-alone basis.

4. Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. For the twelve weeks ended March 27, 1998, the weighted average number of outstanding common shares is based on Host Marriott's weighted average number of outstanding common shares, adjusted for the one-for-ten distribution ratio.

   A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows:

                                                                        Twelve Weeks Ended
                                                                -----------------------------------
                                                                March 26,    March 27,    March 27,
                                                                   1999         1998        1998
                                                                Historical   Historical   Pro Forma
                                                                ----------   ----------   ---------
                                                                          (in thousands)
   Weighted average number of common shares outstanding......       22,294       21,573      21,938
   Assuming distribution of common shares granted under
    the comprehensive stock plan, less shares assumed
    purchased at average market price........................           95           --          --
                                                                    ------       ------   ---------
   Shares utilized for the calculation of diluted earnings
    per share................................................       22,389       21,573      21,938
                                                                    ======       ======   =========

5. On March 29, 1999, the Company acquired a 74% limited partnership interest in the Marriott Residence Inn USA Limited Partnership (the "Partnership") from a Japanese investor for $34.4 million in cash and the consolidation of $54.6 million of debt for a total consideration of $89 million. The Partnership owns eleven Residence Inn limited-service hotels that are managed by Marriott International. Host Marriott owns a 5% general partner interest in the Partnership.

6. In the first quarter of 1999, the Company announced a plan to repurchase up to 1.5 million shares of its common stock. Over an extended period of time, the Company intends to purchase shares through open market and privately negotiated transactions at prices deemed advantageous to the Company. These purchases will be subject to market conditions, applicable legal requirements and other factors; however, the Company has no commitment or obligation to purchase any particular amount of common stock and the stock repurchase program could be suspended at any time at the Company's discretion. During the first quarter of 1999, the Company repurchased 328,000 shares of its common stock for approximately $4.4 million. Subsequent to March 26, 1999, the Company has repurchased an additional 462,000 shares for approximately $6.7 million.

7. During the first quarter of 1999, the Company acquired the remaining 7% limited partnership interests in Forum Retirement Partners, LP, a partnership that owns nine senior living communities, for $6.7 million.

8. On April 15, 1999, Crestline Ventures LLC ("Ventures"), an indirectly wholly owned subsidiary of the Company, entered into a secured, three-year $100 million revolving credit facility (the "Credit Facility") for funding future investments in the lodging and senior living industries and for general corporate purposes. The Credit Facility bears interest at a Eurodollar rate plus 2.75%. An annual fee of .25% is charged on the unused portion of the commitment. The Credit Facility is secured by substantially all of the assets of Ventures and its subsidiaries, consisting of eight senior living communities, and is also guaranteed by the Company and certain subsidiaries of the Company. In the second quarter of 1999, the Company made a $10 million draw on the Credit Facility.

9. The Company operates in two business segments: hotel leasing and ownership and senior living community ownership. The Company's full-service hotels are operated under the Marriott or Ritz-Carlton brands as well as, among others, Four Seasons, Hyatt and Swissotel brands. The Company's limited-service hotels are operated under the Courtyard by Marriott and Residence Inn brands. The Company's senior living communities are operated under Marriott brands.

   The Company evaluates the performance of its segments based primarily on operating profit before depreciation, corporate expenses, and interest expense. The Company's income taxes are included in the consolidated Federal income tax return of the Company and its affiliates and are allocated based upon the relative contribution to the Company's consolidated taxable income or loss and changes in temporary differences. The allocation of income taxes is not evaluated at the segment level and, therefore, the Company does not believe the information is material to the condensed consolidated financial statements.

                                                                 Twelve Weeks Ended March 26, 1999
                                                   ---------------------------------------------------------------
                                                     Hotels     Senior Living    Corporate & Other    Consolidated
                                                   ----------   --------------   ------------------   -------------
                                                                            (in thousands)
 Revenues.......................................    $903,984         $ 56,953             $  1,411        $962,348
 Operating profit...............................      10,765           10,272                  344          21,381
 Interest income................................         108              325                  639           1,072
 Interest expense...............................      (1,137)          (3,945)                 (24)         (5,106)
 Other..........................................      (1,829)            (640)              (1,493)         (3,962)
 Income (loss) before income taxes..............       7,907            6,012                 (534)         13,385


                                                                  Twelve Weeks Ended March 27, 1998
                                                  ----------------------------------------------------------------
                                                   Hotels       Senior Living    Corporate & Other    Consolidated
                                                   ---------    -------------    -----------------    ------------
                                                                (in thousands)
 Revenues.......................................    $     --         $ 55,054             $     --        $ 55,054
 Operating profit...............................          --           10,029                   --          10,029
 Interest income................................          --              322                   --             322
 Interest expense...............................          --           (6,519)                  --          (6,519)
 Other..........................................          --             (754)                  --            (754)
 Income before income taxes.....................          --            3,078                   --           3,078

Total assets for the segments are as follows:

                                                    March 26,      January 1,
                                                      1999            1999
                                                    --------        --------
                                                         (in thousands)
  Hotels........................................    $221,244         $131,473
  Senior living.................................     712,714          702,308
  Corporate and other...........................      49,821           54,972
  Eliminations..................................     (30,000)         (30,000)
                                                    --------         --------
                                                    $953,779         $858,753
                                                    ========         ========

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Forward-looking Statements
--------------------------

     Certain matters discussed herein or delivered in connection with this Form 10-Q are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Certain, but not necessarily all, of such statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates" or "anticipates" or the negative thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements of the Company to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. These may include: (i) national and local economic and business conditions or governmental regulations that will affect demand, prices, wages or other costs for hotels and senior living communities; (ii) the level of rates and occupancy that can be achieved by such properties; (iii ) the Company's ability to compete effectively in areas such as access, location, quality of properties and rate structures; (iv) the ability to maintain the properties in a first-class manner (including meeting capital expenditure requirements); (v) the availability and terms of financing; (vi) governmental actions and initiatives including tax law changes that may eliminate the need for a lease structure by lodging and senior living REITs; (vii) changes to the public pay systems for medical care and the need for compliance with environmental, licensure and safety requirements; and
(viii) the effect on the Company of the Year 2000 issue. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions and business opportunities, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Results of Operations (Historical 1999 Compared to Pro Forma 1998)
------------------------------------------------------------------

     As described in Notes 2 and 3 to the accompanying condensed consolidated financial statements, the Company's 1998 historical results consist only of the senior living communities and do not reflect the operations related to the leases or subleases on 120 full-service and 71 limited-service hotels and certain other transactions. Management believes that due to the substantial differences in comparability between the Company's 1999 and 1998 historical results, the use of pro forma results for 1998 provides a more meaningful basis for comparison because the pro forma results assume that the leases and subleases and other transactions described in Note 3 occurred at the beginning of 1998.

     Revenues. Revenues primarily represent gross revenues from leased and subleased hotels and owned senior living communities and asset management fees. Revenues increased by $40 million, or 4.3%, to $962 million for the first quarter of 1999 from $922 million for 1998.

     Hotel revenues increased $37.9 million, or 4.4%, to $904 million in the first quarter of 1999. Improved results for the Company's leased full-service hotels were driven by strong increases in REVPAR of 4.3% to $117.06 for the first quarter of 1999. Average room rates increased 2.9%, while average occupancy increased one percentage point to 78.1% for the full-service properties. REVPAR for the Company's subleased Courtyard by Marriott hotel properties increased 2.1% to $73.08 due to an increase in average room rates of nearly .6% and an increase in average occupancy of over one percentage point to 79.1%. REVPAR for the Company's subleased Residence Inn properties decreased 4.2% to $81.84 due to a decrease in average room rates of 2.4% and a decrease in occupancy of one and one half percentage points to 81.2% reflecting the additional supply that has entered into the market.

     Senior living community revenues increased by $1.7 million, or 3.1%, to $57 million in the first quarter of 1999. The average per diem increased 5.2% to $92.30, while average occupancy decreased over one percentage point to 90.3% due mostly to the impact of the fill-up period for the expansions added in 1999. On a comparable basis (excluding communities which added units during 1998 or 1999), the average occupancy increased slightly to 91.7%. The revenue growth is due to the addition of 285 expansion units in 1998 and 1999 and the growth in the average per diem. These factors driving revenue growth were partially offset by a significant decrease in ancillary revenues due to a reduction in therapy services in response to a change in the Medicare billing process.

     Operating Costs and Expenses.   Hotel operating costs and expenses
principally consist of hotel property-level operating costs and expenses plus hotel management fees and lease expenses. Senior living community operating costs and expenses consist of property-level expenses plus management fees, depreciation, property taxes, ground rent, insurance and certain other costs. Asset management operating costs and expenses principally consist of salary and related costs and expenses. Total operating costs and expenses increased $37.2 million, or 4.1%, to $941 million for the first quarter of 1999.

     Overall hotel operating costs and expenses increased $35.7 million, or 4.2%, to $893 million in the first quarter of 1999. Hotel property-level operating costs and expenses increased $20.7 million, or 3.9% to $548 million. Hotel management fees increased $2.5 million, or 4.4%, to $58 million, while lease expense increased $12.5 million, or 4.6%, to $287 million.

     Overall senior living operating costs and expenses increased $1.5 million, or 3.4%, to $47 million for the first quarter of 1999. Senior living community property-level operating costs and expenses increased $0.9 million, or 2.6%, to $37 million, while other operating costs and expenses increased $0.6 million, or
6.2%, to $10.2 million for the first quarter of 1999.   The property-level
operating costs and expenses have been adversely impacted by the low national unemployment as the communities experienced a significant increase in labor costs particularly in their nursing departments. Other operating costs and expenses were impacted in the first quarter of 1999 by the payment of central administrative fees to Marriott International in 1999 of $0.6 million that were waived for the first year of operations.

     Operating Profit.   As a result of the changes in revenues and operating
costs and expenses discussed above, the Company's total operating profit increased $2.8 million, or 15.2%, to $21.4 million for the first quarter of 1999.

     Hotel operating profit increased $2.3 million, or 26.7%, to $10.8 million for the first quarter of 1999. Specifically, the New York, Los Angeles and Washington, D.C. markets, as well as the Ritz-Carlton brand hotels reported significant improvements for 1999.

     Senior living community operating profit increased $.2 million, or 2%, to $10.3 million in the first quarter of 1999. The increase in operating profit is primarily due to increases in residency fees due to the increase in the average per diem, offset by lower operating profit for the communities with newly opened expansions due to the fill-up period, increased healthcare expenses and the central administrative service fees beginning in the third quarter of 1998. The Forum at Tucson, Park Summit, and Lexington at Country Place senior living communities performed particularly well. The Company's independent living components posted strong results while the assisted living and healthcare components did not show significant gains due mostly to the over-supply in the assisted living market.

     Corporate Expenses.   Corporate expenses remained unchanged at $4.0
million, or 0.4% of total revenues, for the first quarter of 1999.

     Interest Expense.   Interest expense decreased slightly to $5.1 million in
the first quarter of 1999. Interest expense includes $1.1 million in both the first quarters of 1999 and 1998, respectively, related to interest on the hotel working capital notes payable to Host Marriott.

     Interest Income.   Interest income increased $.6 million to $1.1 million
for the first quarter of 1999 due to higher cash balances in 1999.

     Net Income.   Net income for the first quarter of 1999 was $7.9 million, or
$.35 per share, compared to $5.8 million, or $.26 per share, for the first quarter of 1998.

EBITDA

     The Company's earnings before interest expense, taxes, depreciation and amortization and other non-cash items ("EBITDA") increased $3.6 million, or 18.9%, to $22.7 million in the first quarter of 1999 as compared to the pro forma results for the first quarter of 1998.

     The following is a reconciliation of EBITDA to the Company's net income:

                                                         First Quarter
                                                      -------------------
                                                                   Pro
                                                                  Forma
                                                        1999       1998
                                                      --------   --------
                                                        (in thousands)
     EBITDA........................................   $22,722    $19,111
     Interest expense..............................    (5,106)    (5,210)
     Hotel working capital note interest expense...     1,137      1,122
     Depreciation and amortization.................    (5,285)    (4,993)
     Income taxes..................................    (5,488)    (4,020)
     Other non-cash charges, net...................       (83)      (224)
                                                      -------    -------
       Net income..................................   $ 7,897    $ 5,786
                                                      =======    =======

     The Company's interest coverage was 5.3 times for the first quarter of 1999 compared to 4.3 times for the first quarter of 1998, on a pro forma basis. Interest coverage is calculated as EBITDA divided by cash interest expense, which is defined as GAAP interest expense less amortization of deferred financing costs, amortization of debt premiums and the interest on the hotel working capital notes. The ratio of earnings to fixed charges was 1.08 to 1.0 for the first quarter of 1999 and 1.06 to 1.0 for the first quarter of 1998, on a pro forma basis.

     EBITDA data is presented because such data is used by certain investors to determine the Company's ability to meet debt service requirements. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long-lived assets and because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business; however, such information should not be considered as an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure prescribed by GAAP. In addition, EBITDA as calculated by the Company may not be comparable to similarly titled measures reported by other companies. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation.

Cash Flows and Financial Condition
----------------------------------

     As of March 26, 1999, the Company has cash and cash equivalents of $61 million and restricted cash of $16 million, which is included in other assets on the accompanying condensed consolidated financial statements. The Company's restricted cash consists of funds transferred into segregated escrow accounts for (i) debt service, fixed asset, real estate tax and insurance reserves pursuant to the Company's secured debt agreements for certain of the senior living communities, and (ii) fixed asset reserves pursuant to the Company's senior living operating agreements.

     Cash from operations was $20.8 million for the first quarter of 1999. Cash used in investing activities was $20.9 million in the first quarter of 1999. The cash used in investing activities principally consists of capital expenditures for renewals and replacements and expansions for its senior living communities, as well as the purchase of the remaining limited partnership interest in subsidiaries that own some of the Company's senior living communities. Cash used in financing activities was $5.9 million for the first quarter of 1999. The Company's cash used in financing activities consists primarily of debt principal repayments and repurchases of the Company's common stock.

     On March 29, 1999, the Company acquired a 74% limited partnership interest in the Marriott Residence Inn USA Limited Partnership (the "Partnership") from a Japanese investor for $34.4 million in cash and the consolidation of $54.6 million of debt for a total consideration of $89 million. The Partnership owns eleven Residence Inn limited-service hotels that are managed by Marriott International. Host Marriott owns a 5% general partner interest in the Partnership.

     During the first quarter of 1999, the Company acquired the remaining 7% limited partnership interest in Forum Retirement Partners, LP, a partnership that owns nine senior living communities, for $6.7 million.

     During the first quarter of 1999, the Company opened 211 expansion units at four of its senior living communities. The Company expended $14.0 million in the first quarter of 1999 and $5.3 million in the second quarter of 1999 related to the expansion units. The addition of these expansion units increased the Company's total number of units to 7,465 at 31 senior living communities.

     On April 15, 1999, Crestline Ventures LLC ("Ventures"), an indirectly wholly owned subsidiary of the Company, entered into a secured, three-year $100 million revolving credit facility (the "Credit Facility") for funding future investments in the lodging and senior living industries and for general corporate purposes. The Credit Facility bears interest at a Eurodollar rate plus 2.75%. An annual fee of .25% is charged on the unused portion of the commitment. The Credit Facility is secured by substantially all of the assets of Ventures and its subsidiaries, consisting of eight senior living communities, and is also guaranteed by the Company and certain subsidiaries of the Company. In the second quarter of 1999, the Company made a $10 million draw on the Credit Facility.

     In the first quarter of 1999, the Company announced a plan to repurchase up to 1.5 million shares of its common stock. Over an extended period of time, the Company intends to purchase shares through open market and privately negotiated transactions at prices deemed advantageous to the Company. These purchases will be subject to market conditions, applicable legal requirements and other factors; however, the Company has no commitment or obligation to purchase any particular amount of common stock and the stock repurchase program could be suspended at any time at the Company's discretion. During the first quarter of 1999, the Company repurchased 328,000 shares of its common stock for approximately $4.4 million. In April 1999, the Company repurchased an additional 462,000 shares for approximately $6.7 million.

     In addition, the Company commenced a voluntary program through which shareholders of record as of March 4, 1999 holding fewer than 100 shares of the company's common stock, may sell all of their shares to the Company. The Company repurchased approximately 150,000 shares for approximately $2 million in the second quarter of 1999. The program has been extended until May 21, 1999.

     On April 28, 1999, the Real Estate Investment Trust Modernization Act of 1999 was introduced in the House of Representatives. The bill's central feature would allow a REIT to own up to 100% of the stock of taxable REIT subsidiaries. If the bill becomes law, Host Marriott could establish taxable REIT subsidiaries which could directly operate the hotels currently leased to the Company and Host Marriott could terminate the hotel leases by paying the fair market value of the remaining terms of the leases. There is no certainty that this bill or the provisions similar to those contained in the bill will become law.

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

     Third-Party Systems.   The Company relies upon operational and accounting
systems provided by third parties, primarily the managers and operators of its hotel and senior living properties, to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC, emergency call and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Company's business, including the managers and operators of its hotels and senior living properties, the Company believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes to ensure that they are Year 2000 compliant. To the extent these changes impact hotel property-level systems, Host Marriott may be required to fund capital expenditures for upgraded equipment and software. However, to the extent these changes impact the owned senior living property-level systems, the Company may be required to fund capital expenditures for upgraded equipment and software. To the extent that these changes relate to a third party manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Company's management agreements generally provide for these costs to be charged to the properties subject to annual limitations which costs will be borne by the Company. The Company expects that the third party managers will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore its overall level of centralized system charges allocated to the properties will not materially increase as a result of the Year 2000 compliance effort. The Company believes that this deferral of certain system projects will not have a material impact on their respective future results of operations, although it may delay certain productivity enhancements at its properties. The Company will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Company believes that in the event of material Year 2000 non-compliance caused by a breach of the manager's duties, the Company will have the right to seek recourse against the manager under its third party management agreements. The management agreements, however, generally do not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

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

     Marriott International measures completion of each phase based on documentation and quantified results weighted for System Criticality. The following table reflects the status of Marriott International's Year 2000 readiness process at March 26, 1999.

--------------------------------------------------------------------------------------------------------------------------------
Step                         IT Application                     BIS                             Building Systems
--------------------------------------------------------------------------------------------------------------------------------
Awareness                    Complete                           Complete                        Complete
--------------------------------------------------------------------------------------------------------------------------------
Inventory                    Complete                           Complete                        Complete
--------------------------------------------------------------------------------------------------------------------------------
Assessment                   Complete                           Substantially complete          Substantially complete
--------------------------------------------------------------------------------------------------------------------------------
Planning                     Complete                           Substantially complete          Substantially complete
--------------------------------------------------------------------------------------------------------------------------------
Remediation/Replacement      Over 95 percent complete           Substantially complete          Substantially complete;
                                                                                                critical
                                                                                                systems targeted for completion
                                                                                                by September 1999
--------------------------------------------------------------------------------------------------------------------------------
 Testing and                 Testing over 95 percent            Testing is in progress.*        Initial testing is
 Compliance Validation       complete; Compliance               Compliance Validation is in     approximately
                             Validation completed for           progress                        80 percent complete*, for which
                             approximately 75 percent of key                                    less than 10 percent require
                             systems, with most remaining                                       further remediation/
                             work in its final stage                                            replacement and re-testing.
                                                                                                Substantial completion for
                                                                                                critical systems targeted for
                                                                                                September 1999; Compliance
                                                                                                Validation is in progress.
--------------------------------------------------------------------------------------------------------------------------------
 Implementation              Approximately 80 percent of        Approximately 40 percent        In progress
                             implementation projects            complete; on track for
                             complete, with rollout to          completion by the end of the
                             business locations underway        second quarter 1999
--------------------------------------------------------------------------------------------------------------------------------
 Quality Assurance           In progress for approximately      In progress                     In progress
                             80 percent of IT applications
--------------------------------------------------------------------------------------------------------------------------------

* Testing for third party BIS and Building Systems may consist of Marriott International's receipt anddocumentation and, where evaluation of vendor compliance appropriate, further verification by Marriott International of compliance.

     Marriott International's Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees are ongoing. Marriott International is focusing its efforts on the connections most critical to its customer service, core business processes and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products and services, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group. A majority of these respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken by them or Marriott International to achieve timely Year 2000 compliance for their products.

     Marriott International is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes guidance for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. Marriott International is also utilizing a Year 2000 best-practices sharing system.

     The Company has also held discussions with each of its other hotel managers and based on those discussions the Company is not aware of any significant deficiencies related to Year 2000 that would be material to the Company.

     Risks. There can be no assurances that Year 2000 remediation by the Company or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Company, its business and its financial condition since the Company is responsible for interfacing with third parties in addressing Year 2000 issues at the hotels leased or subleased by the Company and the Communities owned by the Company. The Company cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as: (i) whether significant third parties properly and timely address the Year 2000 issue; and (ii) whether broad-based or systemic economic failures may occur. The Company is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 problem and the Company's responsibilities to Host Marriott and dependence upon third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failure will have a material impact on the Company. Although the Company's efforts to coordinate with its hotel and senior living managers in implementing their Year 2000 compliance programs are expected to significantly reduce the level of uncertainty concerning Year 2000 issues and management believes that the possibility of significant interruptions of normal operations should be reduced, there is no assurance that this will be the case.

     The Company estimates the capital expenditure costs to be incurred by the Company to be Year 2000 compliant will be less than $1 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Company does not hold any financial instruments for trading purposes. As of March 26, 1999, all of the Company's debt is fixed rate.

     In conjunction with the acquisition of Forum Group, Inc. on June 21, 1997, the Company recorded the debt assumed at its fair value, which exceeded the face value by approximately $19 million. The Company is amortizing this adjustment to interest expense over the remaining life of the related debt. As of March 26, 1999, the Company has $196 million of debt outstanding, excluding the hotel working capital notes payable to Host Marriott of approximately $94 million and debt premiums of $16 million. Excluding these items, the weighted average interest rate is 9.6% and the average maturity is thirteen years.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is from time to time the subject of, or involved in, judicial proceedings. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.


Item 5.  Other Information

     None.


Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits:

     None.

b.   Reports on Form 8-K:

     . February 11, 1999 - Report of the Board of Directors' approval of changes to the Company's executive compensation and director compensation plans.

     . March 23, 1999 - Report of the amendment to Current Report on Form 8-K dated February 11, 1999 to clarify the amount of certain options awarded to Bruce D. Wardinski, President and Chief Executive Officer of the Company, pursuant to the executive compensation plan.

     . March 31, 1999 - Report of the announcement that the Company acquired a 74% limited partnership interest in a partnership that owns eleven Residence Inn limited-service hotels.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CRESTLINE CAPITAL CORPORATION

May 10, 1999                     By:/s/ Larry K. Harvey
------------                        -------------------
Date                                Larry K. Harvey
                                    Senior Vice President and Corporate
                                    Controller
                                    (Chief Accounting Officer)