Form 10-Q
period 1999-06-18
CRESTLINE CAPITAL CORP
filed 1999-07-28
CIK 1070752

================================================================================

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



For the Quarter Ended June 18, 1999           Commission File No. 1-14635


                         CRESTLINE CAPITAL CORPORATION
                             6600 Rockledge Drive
                           Bethesda, Maryland  20817

                                (240) 694-2000


        Maryland                                         52-2151967
        ---------                                        ----------
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

                                                           Yes   X     No  ___
                                                                ---



                                                              Shares outstanding
        Class                            at July 23, 1999, net of treasury stock
        -----                            ---------------------------------------
Common Stock, $.01                                                    20,681,725
par value per share

================================================================================

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                ==============================================

                                     INDEX
                                     -----

                                                                      Page No.
                                                                      --------
Part I.      FINANCIAL INFORMATION (Unaudited):

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets -                      3
              June 18, 1999 and January 1, 1999

             Condensed Consolidated Statements of Operations -            4
              Twelve Weeks Ended June 18, 1999 and
              June 19, 1998

             Condensed Consolidated Statements of Operations -            5
              Twenty-Four Weeks Ended June 18, 1999 and
              June 19, 1998

             Condensed Consolidated Statements of Cash Flows -            6
              Twenty-Four Weeks Ended June 18, 1999 and
              June 19, 1998

             Notes to Condensed Consolidated Financial Statements         7

   Item 2.   Management's Discussion and Analysis of Results of          11
              Operations and Financial Condition

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk  20

Part II.     OTHER INFORMATION AND SIGNATURE                             21

                        PART I.  FINANCIAL INFORMATION

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                   June 18,   January 1,
                                                     1999        1999
                                                  ----------  ----------
                                                  (unaudited)
                                         ASSETS

Property and equipment, net.....................  $  759,645  $  655,745
Hotel working capital...........................      93,955      95,114
Due from hotel managers.........................      52,487          --
Due from Marriott Senior Living Services, Inc...      10,418       8,884
Other assets....................................      49,003      32,231
Cash and cash equivalents.......................      71,514      66,779
                                                  ----------  ----------
                                                  $1,037,022  $  858,753
                                                  ==========  ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Debt:
 Mortgage debt.................................   $  255,312  $  183,059
 Other debt....................................       29,750      30,017
                                                  ----------  ----------
                                                     285,062     213,076
 Hotel working capital notes payable to Host
 Marriott..........                                   93,955      95,114
                                                  ----------  ----------
  Total debt...................................      379,017     308,190
Accounts payable and accrued expenses..........       12,916       6,438
Other liabilities..............................       31,136      23,518
Lease payable to Host Marriott.................       98,895          --
Deferred income taxes..........................       60,053      61,353
                                                  ----------  ----------
  Total liabilities............................      582,017     399,499
                                                  ----------  ----------
Shareholders' equity:
 Common stock, 75 million shares authorized,
  22.3 million and 21.9 million shares issued,
  respectively, $.01 par value.................          223         219
 Additional paid-in capital....................      453,785     452,762
 Retained earnings.............................       25,590       6,273
 Treasury stock, 1.6 million shares............      (24,593)         --
                                                  ----------  ----------
  Total shareholders' equity...................      455,005     459,254
                                                  ----------  ----------
                                                  $1,037,022  $  858,753
                                                  ==========  ==========

           See Notes to Condensed Consolidated Financial Statements.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Twelve Weeks Ended June 18, 1999 and June 19, 1998
               (unaudited, in thousands, except per share data)

                                                                  Historical          Pro Forma
                                                           -----------------------    ---------
                                                              1999         1998         1998
                                                           ----------   ----------   ----------
REVENUES
Hotels
  Rooms..................................................  $  663,802   $       --   $  633,055
  Food and beverage......................................     296,973           --      301,253
  Other..................................................      72,894           --       59,301
                                                           ----------   ----------   ----------
     Total hotel revenues................................   1,033,669           --      993,609
                                                           ----------   ----------   ----------
Senior living
  Routine................................................      50,775       48,781       48,781
  Ancillary..............................................       5,846        6,342        6,342
                                                           ----------   ----------   ----------
     Total senior living revenues........................      56,621       55,123       55,123
                                                           ----------   ----------   ----------
Asset management revenues................................       1,008           --        1,039
Equity in earnings of affiliates.........................         360           --           --
                                                           ----------   ----------   ----------
  Total revenues.........................................   1,091,658       55,123    1,049,771
                                                           ----------   ----------   ----------
OPERATING COSTS AND EXPENSES
Hotels
  Property-level operating costs and expenses
     Rooms...............................................     149,733           --      143,468
     Food and beverage...................................     212,297           --      211,657
     Other...............................................     254,404           --      243,519
  Other operating costs and expenses
     Lease expense.......................................     333,269           --      323,697
     Management fees.....................................      62,746           --       59,476
     Depreciation and amortization.......................         817           --           --
                                                           ----------   ----------   ----------
       Total hotel operating costs and expenses..........   1,013,266           --      981,817
                                                           ----------   ----------   ----------
Senior living
  Property-level operating costs and expenses
     Routine.............................................      32,868       30,801       30,801
     Ancillary...........................................       3,493        4,627        4,627
  Other operating costs and expenses
     Depreciation and amortization.......................       5,214        4,893        4,893
     Management fees paid to Marriott International......       3,515        3,098        3,098
     Property taxes and other............................       1,923        1,688        1,688
                                                           ----------   ----------   ----------
       Total senior living operating costs and expenses..      47,013       45,107       45,107
                                                           ----------   ----------   ----------
Asset management operating costs and expenses............       1,090           --        1,039
                                                           ----------   ----------   ----------
     Total operating costs and expenses..................   1,061,369       45,107    1,027,963
                                                           ----------   ----------   ----------
OPERATING PROFIT BEFORE MINORITY INTEREST,
  CORPORATE EXPENSES AND INTEREST........................      30,289       10,016       21,808
Minority interest expense................................        (478)          --           --
Corporate expenses.......................................      (4,730)        (862)      (4,010)
Interest expense.........................................      (6,535)      (6,666)      (5,289)
Interest income..........................................         809          359          491
                                                           ----------   ----------   ----------
INCOME BEFORE INCOME TAXES...............................      19,355        2,847       13,000
Provision for income taxes...............................      (7,935)      (1,167)      (5,330)
                                                           ----------   ----------   ----------
NET INCOME...............................................  $   11,420   $    1,680   $    7,670
                                                           ==========   ==========   ==========

BASIC EARNINGS PER COMMON SHARE..........................  $      .54   $      .08   $      .35
                                                           ==========   ==========   ==========

DILUTED EARNINGS PER COMMON SHARE........................  $      .53   $      .08   $      .35
                                                           ==========   ==========   ==========

           See Notes to Condensed Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Twenty-Four Weeks Ended June 18, 1999 and June 19, 1998
                (unaudited, in thousands, except per share data)

                                                                  Historical          Pro Forma
                                                           -----------------------    ---------
                                                              1999         1998         1998
                                                           ----------   ----------   ----------
REVENUES
Hotels
  Rooms..................................................  $1,246,698   $       --   $1,191,811
  Food and beverage......................................     553,423           --      552,698
  Other..................................................     137,532           --      115,162
                                                           ----------   ----------   ----------
     Total hotel revenues................................   1,937,653           --    1,859,671
                                                           ----------   ----------   ----------
Senior living
  Routine................................................     102,280       97,085       97,251
  Ancillary..............................................      11,294       13,092       13,094
                                                           ----------   ----------   ----------
     Total senior living revenues........................     113,574      110,177      110,345
                                                           ----------   ----------   ----------
Asset management revenues................................       2,196           --        2,077
Equity in earnings of affiliates.........................         583           --           --
                                                           ----------   ----------   ----------
  Total revenues.........................................   2,054,006      110,177    1,972,093
                                                           ----------   ----------   ----------
OPERATING COSTS AND EXPENSES
Hotels
  Property-level operating costs and expenses
     Rooms...............................................     282,316           --      270,541
     Food and beverage...................................     400,268           --      396,144
     Other...............................................     482,094           --      459,547
  Other operating costs and expenses
     Lease expense.......................................     619,939           --      597,848
     Management fees.....................................     121,051           --      115,300
     Depreciation and amortization.......................         817           --           --
                                                           ----------   ----------   ----------
       Total hotel operating costs and expenses..........   1,906,485           --    1,839,380
                                                           ----------   ----------   ----------
Senior living
  Property-level operating costs and expenses
     Routine.............................................      65,270       61,052       61,134
     Ancillary...........................................       7,600        9,873        9,874
  Other operating costs and expenses
     Depreciation and amortization.......................      10,283        9,686        9,713
     Management fees paid to Marriott International......       6,937        6,068        6,076
     Property taxes and other............................       3,604        3,452        3,465
                                                           ----------   ----------   ----------
       Total senior living operating costs and expenses..      93,694       90,131       90,262
                                                           ----------   ----------   ----------
Asset management operating costs and expenses............       2,157           --        2,077
                                                           ----------   ----------   ----------
     Total operating costs and expenses..................   2,002,336       90,131    1,931,719
                                                           ----------   ----------   ----------
OPERATING PROFIT BEFORE MINORITY INTEREST,
  CORPORATE EXPENSES AND INTEREST........................      51,670       20,046       40,374
Minority interest expense................................        (478)          --           --
Corporate expenses.......................................      (8,692)      (1,616)      (8,020)
Interest expense.........................................     (11,641)     (13,185)     (10,499)
Interest income..........................................       1,881          681          951
                                                           ----------   ----------   ----------
INCOME BEFORE INCOME TAXES...............................      32,740        5,926       22,806
Provision for income taxes...............................     (13,423)      (2,429)      (9,350)
                                                           ----------   ----------   ----------
NET INCOME...............................................  $   19,317   $    3,497   $   13,456
                                                           ==========   ==========   ==========

BASIC EARNINGS PER COMMON SHARE..........................  $      .89   $      .16   $      .61
                                                           ==========   ==========   ==========

DILUTED EARNINGS PER COMMON SHARE........................  $      .88   $      .16   $      .61
                                                           ==========   ==========   ==========

           See Notes to Condensed Consolidated Financial Statements.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Twenty-Four Weeks ended June 18, 1999 and June 19, 1998
                           (unaudited, in thousands)

                                                                    1999       1998
                                                                  ---------  --------
OPERATING ACTIVITIES
Net income......................................................  $ 19,317     $  3,497
Adjustments to reconcile net income to cash from operations:
  Depreciation and amortization.................................    11,506        9,686
  Amortization of debt premiums and deferred financing costs....      (563)        (715)
  Income taxes..................................................     2,158        2,429
  Other.........................................................       882           --
  Change in other operating accounts............................    39,875       (7,911)
                                                                  --------     --------
Cash from operations............................................    73,175        6,986
                                                                  --------     --------
INVESTING ACTIVITIES
 Acquisition, net of cash acquired..............................   (27,710)      (1,000)
 Purchase of minority interests.................................    (6,982)          --
 Expansions senior living communities...........................   (18,451)          --
 Other capital expenditures.....................................    (3,956)      (2,270)
 Change in capital improvement reserve..........................      (924)      (1,090)
 Other..........................................................    (1,120)          --
                                                                  --------     --------
Cash used in investing activities...............................   (59,143)      (4,360)
                                                                  --------     --------
FINANCING ACTIVITIES
 Draws on credit facility.......................................    20,000           --
 Repayments of debt.............................................    (1,776)      (1,064)
 Repurchases of common stock....................................   (24,593)          --
 Change in financing reserves...................................      (487)         (93)
 Other..........................................................    (2,441)          --
                                                                  --------     --------
Cash used in financing activities...............................    (9,297)      (1,157)
                                                                  --------     --------
Increase in cash and cash equivalents...........................     4,735        1,469
Cash and cash equivalents, beginning of period..................    66,779       17,644
                                                                  --------     --------
Cash and cash equivalents, end of period........................  $ 71,514     $ 19,113
                                                                  ========     ========

SUPPLEMENTAL INFORMATION--NON-CASH ACTIVITY:
 Assumption of mortgage debt for the purchase of a controlling
  interest in hotel properties..................................  $ 54,478     $      -
 Repayment of hotel working capital notes with hotel
  working capital...............................................    (1,159)          --
Contributions from Host Marriott:
  Property and equipment........................................         -       16,217
  Acquisition of minority interests paid by Host Marriott.......        --        7,537
  Debt prepayment paid by Host Marriott.........................        --       26,405
  Other.........................................................        --         (185)

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

     The Company is engaged in the lodging and senior living business. As of June 18, 1999, the Company leased or subleased 119 full-service and 71 limited-service hotels, owned a controlling interest in 11 limited-service hotels and owned 31 senior living communities.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of June 18, 1999, the results of operations for the twelve and twenty-four weeks ended June 18, 1999 and June 19, 1998 and cash flows for the twenty-four weeks ended June 18, 1999 and June 19, 1998. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     Approximately one-fourth of the Company's leased full-service hotels have managers that have a different accounting calendar from the Company. For these hotels, which record revenues on a monthly basis versus the four week period for the Company, the accompanying condensed consolidated financial statements reflect only five months of operations for the twenty-four weeks ended June 18, 1999 and June 19, 1998. The Company recorded two months of operations in the first quarter and three months of operations in the second quarter. The Company will record three months of operations in the third quarter and four months of operations in the fourth quarter.

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

3. Prior to the Distribution Date, the Company's historical operating results consist only of the operations of the senior living communities and do not reflect the operations related to the leases or subleases of the full-service and limited-service hotels entered into in conjunction with the Distribution. The unaudited pro forma condensed consolidated statement of operations for the twelve and twenty-four weeks ended June 19, 1998 reflect the following transactions as if such transactions had been completed at the beginning of fiscal year 1998:

     . 1998 spin-off of the Company by Host Marriott and the concurrent lease of 120 full-service hotels

          (one full-service hotel was sold by Host Marriott in the second quarter of 1999 and the lease was terminated) and sublease of 71 limited-service hotels from Host Marriott;
     .    1998 acquisition of one senior living community;
     .    1998 retirement of $26 million of debt;
     . 1998 repayment and forgiveness of $92 million of unsecured debt and a $15 million intercompany note with Host Marriott;
     .    asset management fee charged to Host Marriott; and
     . adjustment to corporate expenses as if the Company were operated on a stand-alone basis.

     The unaudited pro forma condensed consolidated statement of operations for the twelve and twenty-four weeks ended June 19, 1998 do not reflect the acquisition of a controlling interest in 11 limited-service hotels acquired in the second quarter of 1999 discussed in Note 5.

4. Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. For the twelve and twenty-four weeks ended June 19, 1998, the weighted average number of outstanding common shares is based on Host Marriott's weighted average number of outstanding common shares, adjusted for the one-for-ten distribution ratio.

     A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows:

                                                                  Twelve Weeks Ended
                                                           ---------------------------------
                                                            June 18,    June 19,   June 19,
                                                              1999        1998       1998
                                                           Historical  Historical  Pro Forma
                                                           ----------  ----------  ---------
                                                                    (in thousands)
Weighted average number of common shares outstanding.....      21,297      21,607     21,972
Assuming distribution of common shares granted under
 the comprehensive stock plan, less shares assumed
 purchased at average market price.......................         344          --         --
                                                           ----------  ----------  ---------
Shares utilized for the calculation of diluted earnings
 per share...............................................      21,641      21,607     21,972
                                                           ==========  ==========  =========

                                                                  Twenty-Four Weeks Ended
                                                           ---------------------------------
                                                            June 18,    June 19,   June 19,
                                                              1999        1998       1998
                                                           Historical  Historical  Pro Forma
                                                           ----------  ----------  ---------
                                                                       (in thousands)
Weighted average number of common shares outstanding.....      21,795      21,590     21,955
Assuming distribution of common shares granted under
 the comprehensive stock plan, less shares assumed
 purchased at average market price.......................         146          --         --
                                                           ----------  ----------  ---------
Shares utilized for the calculation of diluted earnings
 per share...............................................      21,941      21,590     21,955
                                                           ==========  ==========  =========

5. On March 29, 1999, the Company acquired a 74% limited partner interest in the Marriott Residence Inn USA Limited Partnership (the "Partnership") from a private investor for $34.4 million in cash and the consolidation of $54.5 million of debt for a total consideration of $89 million. In a separate transaction, the Company acquired an additional 3% limited partner interest in the Partnership for $1.6 million in cash increasing the Company's ownership to a 77% limited partner interest. The Partnership owns eleven Residence Inn limited-service hotels that are managed by Marriott International. Host Marriott owns a 5% general partner interest in the Partnership.

6. On March 24, 1999, the Company announced a plan to repurchase up to 1.5 million shares of its common stock. Through the second quarter of 1999, the Company repurchased 1,465,000 shares of its common stock for approximately $22.1 million. On July 2, 1999, the Company announced a plan to expand its stock repurchase program by purchasing up to an additional $25 million of its common stock. Over an extended period of time, the Company intends to purchase shares through open market and privately negotiated transactions at prices deemed advantageous to the Company. These purchases will be subject to market conditions, applicable legal requirements and other factors; however, the Company has no commitment or obligation to purchase any particular amount of common stock and the stock repurchase program could be suspended at any time at the Company's discretion.

     In addition, the Company commenced a voluntary program through which shareholders of record as of March 4, 1999 holding fewer than 100 shares of the Company's common stock were able to sell all of their shares to the Company. The Company repurchased approximately 181,000 shares for approximately $2.5 million in the second quarter of 1999.

7. During the first quarter of 1999, the Company acquired the remaining 7% limited partnership interests in Forum Retirement Partners, LP, a partnership that owns nine senior living communities, for $6.7 million.

8. On April 15, 1999, Crestline Ventures LLC ("Ventures"), a subsidiary of the Company, entered into a secured, three-year $100 million revolving credit facility (the "Credit Facility") for funding future investments in the lodging and senior living industries and for general corporate purposes. The Credit Facility bears interest at a Eurodollar rate plus 2.75%. An annual fee of .25% is charged on the unused portion of the commitment. The Credit Facility is secured by substantially all of the assets of Ventures and its subsidiaries, consisting of eight senior living communities, and is also guaranteed by the Company and certain subsidiaries of the Company. As of June 18, 1999, the Company had $20 million outstanding under the Credit Facility.

9. The Company operates in three business segments: hotel leasing, hotel ownership and senior living community ownership. The Company's full-service hotels are operated under the Marriott or Ritz-Carlton brands as well as, among others, Four Seasons, Hyatt and Swissotel brands. The Company's limited-service hotels are operated under the Courtyard by Marriott and Residence Inn brands. The Company's senior living communities are operated under Marriott brands.

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

                                                                        Twelve Weeks Ended June 18, 1999
                                                 --------------------------------------------------------------------------
                                                    Hotel         Hotel       Senior Living      Corporate
                                                  Leasing      Ownership       Ownership         & Other      Consolidated
                                                 -----------   -----------     -----------      -----------    ------------
                                                                                 (in thousands)
 Revenues......................................  $ 1,023,950   $     9,719     $    56,621      $     1,368    $  1,091,658
 Operating profit before minority
  interest, corporate expenses and
  interest.....................................       17,317         3,086           9,608              278          30,289
 Interest expense..............................       (1,198)       (1,052)         (4,262)             (23)         (6,535)
 Other.........................................         (814)         (474)           (363)          (2,748)         (4,399)
 Income (loss) before income taxes.............       15,305         1,560           4,983           (2,493)         19,355

                                                                        Twelve Weeks Ended June 19, 1998
                                                 --------------------------------------------------------------------------
                                                    Hotel         Hotel       Senior Living      Corporate
                                                   Leasing      Ownership       Ownership         & Other      Consolidated
                                                 -----------   -----------     -----------      -----------    ------------
                                                                              (in thousands)
 Revenues......................................  $        --   $        --    $     55,123      $        --    $     55,123
 Operating profit before minority
  interest, corporate expenses and
  interest.....................................            -             -          10,016               --          10,016
 Interest expense..............................            -             -          (6,666)              --          (6,666)
 Other.........................................            -             -            (503)              --            (503)
 Income before income taxes....................            -             -           2,847               --           2,847

                                                                        Twelve Weeks Ended June 18, 1999
                                                 --------------------------------------------------------------------------
                                                    Hotel         Hotel       Senior Living      Corporate
                                                   Leasing      Ownership       Ownership         & Other      Consolidated
                                                 -----------   -----------     -----------      -----------    ------------
                                                                              (in thousands)
 Revenues......................................  $ 1,927,934   $     9,719    $    113,574      $     2,779    $  2,054,006
 Operating profit before minority
  interest, corporate expenses and
  interest.....................................       28,082         3,086          19,880              622          51,670
 Interest expense..............................       (2,335)       (1,052)         (8,207)             (47)        (11,641)
 Other.........................................       (2,535)         (474)           (678)          (3,602)         (7,289)
 Income (loss) before income taxes.............       23,212         1,560          10,995           (3,027)         32,740

                                                                        Twelve Weeks Ended June 19, 1998
                                                 --------------------------------------------------------------------------
                                                    Hotel         Hotel       Senior Living      Corporate
                                                   Leasing      Ownership       Ownership         & Other      Consolidated
                                                 -----------   -----------     -----------      -----------    ------------
                                                                              (in thousands)
 Revenues......................................  $        --   $        --    $    110,177      $        --    $    110,177
 Operating profit before minority
  interest, corporate expenses and
  interest.....................................            -             -          20,046               --          20,046
 Interest expense..............................            -             -         (13,185)              --         (13,185)
 Other.........................................            -             -            (935)              --            (935)
 Income before income taxes....................            -             -           5,926               --           5,926

Total assets for the segments are as follows:

                                                   June 18,      January 1,
                                                    1999            1999
                                                 ----------      ----------
                                                       (in thousands)
  Hotel leasing................................  $  231,932      $  125,114
  Hotel ownership..............................     102,792              --
  Senior living ownership......................     708,891         702,308
  Corporate and other..........................      23,407          61,331
  Eliminations.................................     (30,000)        (30,000)
                                                 ----------      ----------
                                                 $1,037,022      $  858,753
                                                 ==========      ==========

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

Results of Operations (Historical 1999 Compared to Pro Forma 1998)
------------------------------------------------------------------

     As described in Notes 2 and 3 to the accompanying condensed consolidated financial statements, the Company's 1998 historical results consist only of the senior living communities and do not reflect the operations related to the leases or subleases for the full-service and limited-service hotels and certain other transactions. Management believes that due to the substantial differences in comparability between the Company's 1999 and 1998 historical results, the use of pro forma results for 1998 provides a more meaningful basis for comparison because the pro forma results assume that the leases and subleases and other transactions described in Note 3 occurred at the beginning of 1998.

     Revenues. Revenues primarily represent gross revenues from owned, leased and subleased hotels and owned senior living communities and asset management fees. Revenues increased by $42 million, or 4.0%, to $1,092 million for the second quarter of 1999. Year-to-date revenues increased by $82 million, or 4.2%, to $2,054 million.

     Hotel revenues increased $40 million, or 4.0%, to $1,034 million in the second quarter of 1999. Year-to-date hotel revenues increased $78 million, or 4.2%, to $1,938 million. The increase in hotel revenues is primarily due to the full-service hotel room revenue per available room ("REVPAR") growth and the incremental revenues from the acquisition of 11 limited-service hotels in the beginning of the second quarter of 1999, which contributed $9.7 million of revenues in the second quarter of 1999. The leased hotel revenues increased $30 million, or 3.1%, to $1,024 million in the second quarter of 1999 and $68 million, or 3.7%, to $1,928 million year-to-date. Improved results for the Company's leased full-service hotels were driven by strong increases in REVPAR of 3.7% to $121.92 for the second quarter of 1999 and 3.9% to $119.59 year-to-date. Average room rates for the full-service properties increased 2.8% for both the quarter and year-to-date, while average occupancy increased almost one percentage point for both the quarter and year-to-date to 80.6% and 79.4%, respectively. REVPAR for the Company's subleased Courtyard by Marriott hotel properties increased 2.4% to $78.81 in the second quarter of 1999 and 2.2% to $75.94 year-to-date due to an increase in average room rates of 1.8% for the quarter and 1.2% year-to-date and an increase in average occupancy of one-half of a percentage point to 83.5% for the quarter and almost one percentage point to 81.3% year-to-date. REVPAR for the Company's subleased Residence Inn properties decreased 3.4% to $87.16 in the quarter and 3.8% to $84.50 year-to-date due to a decrease in average room rates of 2.5% for both the quarter and year-to-date and a decrease in average occupancy of almost one percentage point to 85.3% for the quarter and over one percentage point to 83.3% year-to-date reflecting the additional supply that has entered into the market. REVPAR for the Company's owned Residence Inn properties was $85.25 for the quarter as a result of an average room rate of $98.87 and average occupancy of 86.2%.

     Senior living community revenues increased by $1.5 million, or 2.7%, to $56.6 million in the second quarter of 1999. Year-to-date senior living community revenues increased by $3.2 million, or 2.9%, to $113.6 million. For the quarter, the average per diem increased 4.4% to $91.87, while average occupancy decreased almost three percentage points to 89.0% due mostly to the impact of the fill-up period for the expansions added in late 1998 and 1999. The average per diem increased 4.8% year-to-date to $92.08, while average occupancy decreased over two percentage points to 89.7%. On a comparable basis (excluding communities which added units during 1998 or 1999), the average occupancy remained unchanged at 91.0% for the quarter and 91.4% year-to-date. The revenue growth is due to the addition of 285 expansion units in 1998 and 1999 and the growth in the average per diem. These factors driving revenue growth were partially offset by a significant decrease in ancillary revenues due to a reduction in therapy services in response to a change in the Medicare billing process.

     Operating Costs and Expenses. Hotel operating costs and expenses for the Company's leased and subleased hotels principally consist of hotel property-level operating costs and expenses plus hotel management fees and lease expenses. Hotel operating costs and expenses for the Company's owned hotels principally consist of hotel property-level operating costs and expenses plus management fees, depreciation, property taxes, ground rent, insurance and certain other costs. Senior living community operating costs and expenses consist of property-level expenses plus management fees, depreciation, property taxes, ground rent, insurance and certain other costs. Asset management operating costs and expenses principally consist of salary and related costs and expenses. Total operating costs and expenses increased $33 million, or 3.2%, to $1,061 million for the second quarter of 1999 and $71 million, or 3.7%, to $2,002 million year-to-date.

     Hotel operating costs and expenses increased $31 million, or 3.2%, to $1,013 million in the second quarter of 1999 and increased $67 million, or 3.6%, to $1,906 million year-to-date. Leased hotel operating costs and expenses increased $25 million, or 2.5%, to $1,007 million for the quarter and increased $60 million, or 3.3%, to $1,900 million year-to-date. Owned hotel operating costs and expenses were $6.6 million for the second quarter of 1999. Hotel property-level operating costs and expenses increased $17.8 million, or 3.0% to $616 million in the quarter and $38.5 million, or 3.4%, to $1,165 million year-to-date. Hotel management fees increased $3.3 million, or 5.5%, to $63 million in the quarter and $5.8 million, or 5.0%, to $121 million year-to-date, while lease expense increased $9.6 million, or 3.0%, to $333 million in the quarter and $22.1 million, or 3.7%, to $620 million year-to-date.

     Senior living operating costs and expenses increased $1.9 million, or 4.2%, to $47.0 million for the second quarter of 1999. Year-to-date senior living operating costs and expenses increased $3.4 million, or 3.8%, to $93.7 million. Senior living community property-level operating costs and expenses increased $0.9 million, or 2.6%, to $36.4 million, while other operating costs and expenses increased $1.0 million, or 10.1%, to $10.7 million for the second quarter of 1999. Year-to-date senior living community property-level operating costs and expenses increased $1.9 million, or 2.6%, to $72.9 million, while year-to-date other operating costs and expenses increased $1.6 million, or 8.2%, to $20.8 million. The property-level operating costs and expenses have been adversely impacted by the low national unemployment as the communities experienced a significant increase in labor costs particularly in their nursing departments. Other operating costs and expenses were impacted in 1999 by the payment of central administrative fees to Marriott International in 1999 of $0.7 million for the quarter and $1.3 million year-to-date that were waived through the second quarter of 1998.

     Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's total operating profit increased $8.5 million, or 39%, to $30.3 million for the second quarter of 1999. Year-to-date total operating profit increased $11.3 million, or 28%, to $51.7 million.

     Hotel operating profit increased $8.6 million, or 73%, to $20.4 million for the second quarter of 1999. Year-to-date hotel operating profit increased $10.9 million, or 54%, to $31.2 million. Leased hotel operating profit increased $5.5 million, or 47%, to $17.3 million for the quarter and $7.8 million, or 38%, to $28.1 million year-to-date. The significant increase in leased hotel operating profit is attributable mostly to cost controls implemented by the managers of our hotel properties. Leased hotels in the New York, Los Angeles and Washington, D.C. markets, as well as the Ritz-Carlton brand hotels, generally reported significant improvements in operating profit for 1999. Hotel operating profit for the Company's owned limited-service hotels was $3.1 million for the second quarter of 1999.

     Senior living community operating profit decreased $0.4 million, or 4.1%, to $9.6 million in the second quarter of 1999. Year-to-date senior living community operating profit decreased $0.2 million, or 1.0%, to $19.9 million. The decrease in operating profit is primarily due to payment of central administrative service fees to Marriott International in 1999, which were waived through the second quarter of 1998. Excluding the impact of these central administrative service fees, operating profit increased 2.7% for the second quarter and 5.3% year-to-date. The decrease in the operating profit from the Company's senior living communities is also a result of the short-term negative impact of the expansions. However, The Forum at Tucson, Park Summit, and Lexington at Country Place senior living communities performed particularly well. The Company's independent living components posted strong results while the assisted living and healthcare components did not show significant gains due mostly to the over-supply in the assisted living market.

     Corporate Expenses. Corporate expenses increased $0.7 million to $4.7 million, or 0.4% of total revenues, for the second quarter of 1999 and increased $0.7 million to $8.7 million, or 0.4% of total revenues, year-to-date.

     Interest Expense. Interest expense increased $1.2 million to $6.5 million in the second quarter of 1999 and $1.1 million to $11.6 million year-to-date due primarily to the interest on the mortgage debt assumed in conjunction with the acquisition of a controlling interest in 11 limited-service hotels in the second quarter of 1999. Interest expense includes $1.2 million and $2.3 million in the second quarter and year-to-date 1999, respectively, and $1.1 million and $2.2 million in the second quarter and year-to-date 1998, respectively, related to interest on the hotel working capital notes payable to Host Marriott.

     Interest Income. Interest income increased $0.3 million to $0.8 million for the second quarter of 1999 and increased $0.9 million to $1.9 million year-to-date due to higher cash balances in 1999.

     Net Income. Net income for the second quarter of 1999 was $11.4 million, or $.53 per share, compared to $7.7 million, or $.35 per share, for the second quarter of 1998. Year-to-date net income was $19.3 million, or $.88 per share, compared to $13.5 million, or $.61 per share in 1998.

EBITDA

     The Company's earnings before interest expense, taxes, depreciation and amortization and other non-cash items ("EBITDA") increased $8.4 million, or 37%, to $30.8 million in the second quarter of 1999. Year-to-date EBITDA increased $12.0 million, or 29%, to $53.5 million as compared to the 1998 pro forma results.

     The following is a reconciliation of EBITDA to the Company's net income:

                                                      Twelve Weeks Ended        Twenty-Four Weeks Ended
                                                    ----------------------      -----------------------
                                                                 Pro Forma                    Pro Forma
                                                     June 18,     June 19,      June 18,       June 19,
                                                       1999         1998          1999           1998
                                                     --------     --------      ---------     ---------
                                                          (in thousands)
     EBITDA.......................................   $ 30,820     $ 22,424      $ 53,542       $ 41,535
     Interest expense.............................     (6,535)      (5,289)      (11,641)       (10,499)
     Hotel working capital note interest expense..      1,198        1,123         2,335          2,245
     Depreciation and amortization................     (6,221)      (5,066)      (11,506)       (10,059)
     Income taxes.................................     (7,935)      (5,330)      (13,423)        (9,350)
     Other non-cash charges, net..................         93         (192)           10           (416)
                                                     --------     --------      --------       --------
       Net income.................................   $ 11,420     $  7,670      $ 19,317       $ 13,456
                                                     ========     ========      ========       ========

     The Company's interest coverage was 5.6 times for the second quarter of 1999 compared to 5.0 times for the second quarter of 1998 on a pro forma basis. Year-to-date interest coverage was 5.4 times in 1999 compared to 4.6 times in 1998 on a pro forma basis. Interest coverage is calculated as EBITDA divided by cash interest expense, which is defined as GAAP interest expense less amortization of deferred financing costs, amortization of debt premiums and the interest on the hotel working capital notes. The ratio of earnings to fixed charges was 1.11 to 1.0 for the second quarter of 1999 and 1.07 to 1.0 for the second quarter of 1998, on a pro forma basis. The year-to-date ratio of earnings to fixed charges was 1.09 to 1.0 for 1999 and 1.07 to 1.0 for 1998, on a pro forma basis.

     EBITDA data is presented because such data is used by certain investors to determine the Company's ability to meet debt service requirements. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long-lived assets . EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business and is used in the Company's Credit Facility as part of the tests determining its ability to incur debt and to meet certain covenants; however, such information should not be considered as an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure prescribed by GAAP. In addition, EBITDA as calculated by the Company may not be comparable to similarly titled measures reported by other companies. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation.

Cash Flows and Financial Condition
----------------------------------

     As of June 18, 1999, the Company has cash and cash equivalents of $72 million. Cash from operations was $73.2 million for the twenty-four weeks ended June 18, 1999. In addition to the strong operating results of the Company's hotels and senior living communities, the significant amount of cash from operations is a result of the timing between the cash received from the hotel managers for the leased hotel operating results and the lease payment to the hotel owner. As of June 18, 1999, the lease payable to hotel owners exceeded the receivable from the hotel managers by $46 million. Cash used in investing activities was $59.1 million. The cash used in investing activities principally consists of capital expenditures for renewals and replacements and expansions for its senior living communities, the acquisition of a controlling interest in a partnership that owns eleven limited-service hotels, and the purchase of the remaining limited partnership interest in subsidiaries that own some of the Company's senior living communities. Cash used in financing activities was $9.3 million for the twenty-four weeks ended June 18, 1999. The Company's cash used in financing activities consists primarily of repurchases of the Company's common stock and debt principal payments, partially offset by draws on the Company's revolving credit facility.

     On March 29, 1999, the Company acquired a 74% limited partner interest in the Marriott Residence Inn USA Limited Partnership (the "Partnership") from a private investor for $34.4 million in cash and the consolidation of $54.5 million of debt for a total consideration of $89 million. In a separate transaction, the Company acquired an additional 3% limited partner interest in the Partnership for $1.6 million in cash increasing the Company's ownership to a 77% limited partner interest. The Partnership owns eleven Residence Inn limited-service hotels that are managed by Marriott International. Host Marriott owns a 5% general partner interest in the Partnership.

     During the first quarter of 1999, the Company acquired the remaining 7% limited partnership interest in Forum Retirement Partners, LP, a partnership that owns nine senior living communities, for $6.7 million.

     During the first two quarters of 1999, the Company opened 211 expansion units at four of its senior living communities. The Company expended $18.5 million in 1999 related to the expansion units. The addition of these expansion units increased the Company's total number of units to 7,457 at 31 senior living communities.

     Host Marriott sold the Minneapolis Bloomington Marriott in the first quarter of 1999 and the Saddlebrook Marriott in the second quarter of 1999. Pursuant to the lease agreements with Host Marriott for these full-service hotels, the leases were terminated reducing the Company's full-service hotel lease portfolio to 119 leases.

     On April 15, 1999, Crestline Ventures LLC ("Ventures"), a subsidiary of the Company, entered into a secured, three-year $100 million revolving credit facility (the "Credit Facility") for funding future investments in the lodging and senior living industries and for general corporate purposes. The Credit Facility bears interest at a Eurodollar rate plus 2.75%. An annual fee of .25% is charged on the unused portion of the commitment. The Credit Facility is secured by substantially all of the assets of Ventures and its subsidiaries, consisting of eight senior living communities, and is also guaranteed by the Company and certain subsidiaries of the Company. As of June 18, 1999, the Company had $20 million outstanding under the Credit Facility.

     On March 24, 1999, the Company announced a plan to repurchase up to 1.5 million shares of its common stock. Through the second quarter of 1999, the Company repurchased 1,465,000 shares of its common stock for approximately $22.1 million. On July 2, 1999, the Company announced a plan to expand its stock repurchase program by purchasing up to an additional $25 million of its common stock. Over an extended period of time, the Company intends to purchase shares through open market transactions at prices deemed advantageous to the Company. These purchases will be subject to market conditions, applicable legal requirements and other factors; however, the Company has no commitment or obligation to purchase any particular amount of common stock and the stock repurchase program could be suspended at any time at the Company's discretion.

     In addition, the Company commenced a voluntary program through which shareholders of record as of March 4, 1999 holding fewer than 100 shares of the Company's common stock were able to sell all of their shares to the Company. The Company repurchased approximately 181,000 shares for approximately $2.5 million in the second quarter of 1999.

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

     Year 2000 Problem

     The "Year 2000 Problem" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar ''19.'' If not corrected, many computer applications could fail or create erroneous results.

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

     Third-Party Systems. The Company relies upon operational and accounting systems provided by third parties, primarily the managers and operators of its hotel and senior living properties, to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC, emergency call and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Company's business, including the managers and operators of its hotels and senior living properties, the Company believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes to ensure that they are Year 2000 compliant. To the extent these changes impact leased or subleased hotel property-level systems, Host Marriott may be required to fund capital expenditures for upgraded equipment and software. However, to the extent these changes impact the owned hotel or senior living property-level systems, the Company may be required to fund capital expenditures for upgraded equipment and software. To the extent that these changes relate to a third party manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Company's management agreements generally provide for these costs to be charged to the properties subject to annual limitations which costs will be borne by the Company. The Company expects that the third party managers will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore its overall level of centralized system charges allocated to the properties will not materially increase as a result of the Year 2000 compliance effort. The Company believes that this deferral of certain system projects will not have a material impact on their respective future results of operations, although it may delay certain productivity enhancements at its properties. The Company will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Company believes that in the event of material Year 2000 non-compliance caused by a breach of the manager's duties, the Company will have the right to seek recourse against the manager under its third party management agreements. The management agreements, however, generally do not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

     The Company will work with the third parties to ensure that appropriate contingency plans will be developed. In particular, the Company has had extensive discussions regarding the Year 2000 problem with Marriott International, the manager of a substantial majority of its leased, subleased and owned hotel properties and all of its senior living communities. Due to the significance of Marriott International to the Company's business, a detailed description of Marriott International's state of readiness follows.

     Marriott International has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks; (ii) Inventory: identifying and locating systems and technology components that may be affected;
(iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and work plans necessary for each affected system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii) Implementation: placing the corrected systems and technology back into the business environment; and (viii) Quality Assurance: utilizing an internal audit team to review significant projects for adherence to quality standards and program methodology.

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

     Marriott International measures completion of each phase based on documentation and quantified results weighted for System Criticality. The following table reflects the status of Marriott International's Year 2000 readiness process at June 18, 1999:

-------------------------------------------------------------------------------
Step                     IT Application      BIS              Building Systems
-------------------------------------------------------------------------------
Awareness                Complete            Complete         Complete
-------------------------------------------------------------------------------
Inventory                Complete            Complete         Complete
-------------------------------------------------------------------------------
Assessment               Complete            Complete         Complete
-------------------------------------------------------------------------------
Planning                 Complete            Complete         Complete
-------------------------------------------------------------------------------
Remediation/Replacement  Over 95 percent     Substantially    Substantially
                         complete            complete;        complete;critical
                                             critical systems systems targeted
                                             targeted         for completion
                                             for completion   by September 1999
                                             September 1999
-------------------------------------------------------------------------------
Testing and              Testing over 95     Testing is in    Initial testing
Compliance               percent complete;   progress.*       is over 95 percent
Validation               Compliance          Complete         complete** for
                         of key systems,     validation       which less than
                         completed with most in progress      5 percent require
                         remaining work                       further
                         in its final stage                   remediation/
                                                              replacement and
                                                              re-testing.
                                                              Completion for
                                                              critical systems
                                                              targeted for
                                                              September 1999;
                                                              Compliance
                                                              Validation is in
                                                              progress.
-------------------------------------------------------------------------------
 Implementation          Approximately 80    Substantially    In progress
                         percent of          complete
                         implementation
                         projects complete,
                         with rollout to
                         business locations
                         underway
-------------------------------------------------------------------------------
 Quality Assurance       In progress for     In progress      In progress
                         approximately 80
                         percent of IT
                         applications
-------------------------------------------------------------------------------

* Testing for third party BIS and Building Systems may consist of Marriott International's receipt and evaluation of vendor compliance

**   Completion of certain BIS items is dependent on third party software patches which we have not yet received.

     Marriott International's Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees are ongoing. Marriott International is focusing its efforts on the connections most critical to its customer service, core business processes and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products and services, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group. A majority of these respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken by them or Marriott International to achieve timely Year 2000 compliance for their products. Where Marriott International has not received satisfactory responses, it is addressing the potential risks of failure through its contingency planning process.

     Marriott International is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes guidance for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. Marriott

International is also utilizing a Year 2000 best-practices sharing system. Marriott International is monitoring the progress of the managed and franchised properties towards Year 2000 compliance.

     The Company has also held discussions with each of its other hotel managers and based on those discussions the Company is not aware of any significant deficiencies related to Year 2000 that would be material to the Company.

     Risks. There can be no assurances that Year 2000 remediation by the Company or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Company, its business and its financial condition since the Company is responsible for interfacing with third parties in addressing Year 2000 issues at the hotels leased, subleased or owned by the Company and the senior living communities owned by the Company. The Company cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as: (i) whether significant third parties properly and timely address the Year 2000 issue; and (ii) whether broad-based or systemic economic failures may occur. The Company is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 problem and the Company's responsibilities to Host Marriott and dependence upon third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failure will have a material impact on the Company. Although the Company's efforts to coordinate with its hotel and senior living managers in implementing their Year 2000 compliance programs are expected to significantly reduce the level of uncertainty concerning Year 2000 issues and management believes that the possibility of significant interruptions of normal operations should be reduced, there is no assurance that this will be the case.

     The Company estimates the capital expenditure costs to be incurred by the Company to be Year 2000 compliant will be less than $1 million .

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company has certain debt obligations that are sensitive to changes in interest rates. However, the Company does not have significant market risk with respect to foreign currency exchanges or other market rate or price risks, and the Company does not hold any financial instruments for trading purposes. As of June 18, 1999, all of the Company's debt is fixed rate, except the following:

 .    Draws on the Company's Credit Facility bear interest at a Eurodollar rate plus 2.75%. As of June 18, 1999, the Company had $20 million outstanding under the Credit Facility with an interest rate of 7.81%; and

 .    The mortgage debt of the Marriott Residence Inn USA Limited Partnership consolidated by the Company in connection with its acquisition of a majority interest in this partnership bears interest at a LIBOR rate plus 3.3%. As of June 18, 1999, the debt balance outstanding under this mortgage was $54.3 million with an interest rate of 8.23%.

     In conjunction with the acquisition of Forum Group, Inc. on June 21, 1997, the Company recorded the debt assumed at its fair value, which exceeded the face value by approximately $19 million. The Company is amortizing this adjustment to interest expense over the remaining life of the related debt. As of June 18, 1999, the Company has $269 million of debt outstanding, excluding the hotel working capital notes payable to Host Marriott of approximately $94 million and debt premiums of $16 million. Excluding these items, the weighted average interest rate is 9.2% and the average maturity is nine years.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 6, 1999. The shareholders voted on the following proposals:

 .        Approved the election of Bruce D. Wardinski, John W. Marriott III and
         Louise M. Cromwell as directors for three-year terms expiring at the 2002 annual meeting by a vote of:

                                     For       Withheld
                                     ---       ---------

         Bruce D. Wardinski      18,086,018       43,425
         John W. Marriott III    18,075,810       53,633
         Louise M. Cromwell      18,076,659       52,784

 .        Approved the Company's Amended and Restated 1998 Comprehensive Stock
         Incentive Plan by a vote of 17,209,218 for, 885,886 against, and 34,339 abstentions; and

 .        Approved the appointment of Arthur Andersen LLP as independent auditors of the Company to serve for the 1999 fiscal year by a vote of 18,103,112 for, 12,128 against, and 14,203 abstentions.

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

          . May 26, 1999 - Report of the amendment to the Current Report on Form 8-K dated March 31, 1999 by filing financial statements of an acquired business and certain pro forma financial information of the Company.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CRESTLINE CAPITAL CORPORATION

July 28, 1999                 By: /s/ Larry K. Harvey
-------------                     --------------------
Date                              Larry K. Harvey
                                  Senior Vice President and Corporate Controller
                                 (Chief Accounting Officer)