Form 10-Q
period 1999-09-10
CRESTLINE CAPITAL CORP
filed 1999-10-22
CIK 1070752

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



For the Quarter Ended September 10, 1999            Commission File No. 1-14635


                         CRESTLINE CAPITAL CORPORATION
                              6600 Rockledge Drive
                           Bethesda, Maryland  20817

                                 (240) 694-2000


         Maryland                                                52-2151967
------------------------                                  ----------------------
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

                                                           Yes   X     No
                                                               -----      -----



                                                  Shares outstanding
      Class                          at October 11, 1999, net of treasury stock
-------------------                  ------------------------------------------
Common Stock, $.01                                                   19,361,687
par value per share
================================================================================

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------

Part I.        FINANCIAL INFORMATION (Unaudited):

       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets -                       3
                September 10, 1999 and January 1, 1999

               Condensed Consolidated Statements of Operations -             4
                Twelve Weeks Ended September 10, 1999 and
                September 11, 1998

               Condensed Consolidated Statements of Operations -             5
                Thirty-Six Weeks Ended September 10, 1999 and
                September 11, 1998

               Condensed Consolidated Statements of Cash Flows -             6
                Thirty-Six Weeks Ended September 10, 1999 and
                September 11, 1998

               Notes to Condensed Consolidated Financial Statements          7

     Item 2.   Management's Discussion and Analysis of Results of           11
                Operations and Financial Condition

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk   20

Part II.       OTHER INFORMATION AND SIGNATURE                              21

                         PART I.  FINANCIAL INFORMATION


                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                               September 10,   January 1,
                                                    1999         1999
                                                -----------    ----------
                                                (unaudited)
                                           ASSETS
Property and equipment, net.....................  $756,713      $655,745
Hotel working capital...........................    93,955        95,114
Due from hotel managers.........................    39,873            --
Due from Marriott Senior Living Services, Inc...    11,782         8,884
Other assets....................................    45,843        32,231
Cash and cash equivalents.......................    41,198        66,779
                                                  --------      --------
                                                  $989,364      $858,753
                                                  ========      ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
 Mortgage debt..................................  $254,033      $183,059
 Other debt.....................................    27,455        30,017
                                                  --------      --------
   281,488......................................   281,488       213,076
 Hotel working capital notes payable                93,955        95,114
  to Host Marriott..............................  --------      --------
  Total debt....................................   375,443       308,190
Accounts payable and accrued expenses...........    17,144         6,438
Lease payable to Host Marriott..................    63,323            --
Deferred income taxes...........................    61,957        61,353
Other liabilities...............................    26,850        23,518
                                                  --------      --------
  Total liabilities.............................   544,717       399,499
                                                  --------      --------
Shareholders' equity:
 Common stock, 75 million shares authorized,
  22.3 million and 21.9 million shares issued,
  respectively, $.01 par value..................       223           219
 Additional paid-in capital.....................   451,315       452,762
 Retained earnings..............................    36,047         6,273
 Treasury stock, 2.6 million shares.............   (42,938)           --
                                                  --------      --------
  Total shareholders' equity....................   444,647       459,254
                                                  --------      --------
                                                  $989,364      $858,753
                                                  ========      ========


           See Notes to Condensed Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          Twelve Weeks Ended September 10, 1999 and September 11, 1998
                (unaudited, in thousands, except per share data)

                                                    Historical       Pro Forma
                                               --------------------  ----------
                                                 1999        1998       1998
                                               -----------  -------  ----------
REVENUES
Hotels
  Rooms......................................   $605,013   $    --    $579,777
  Food and beverage..........................    240,200        --     231,221
  Other......................................     66,525        --      61,018
                                                --------   -------    --------
     Total hotel revenues....................    911,738        --     872,016
                                                --------   -------    --------
Senior living
  Routine....................................     51,550    49,295      49,295
  Ancillary..................................      4,906     6,519       6,519
                                                --------   -------    --------
     Total senior living revenues............     56,456    55,814      55,814
                                                --------   -------    --------
Asset management revenues....................      1,051        --       1,038
Equity in earnings of affiliates.............        160        --          --
                                                --------   -------    --------
  Total revenues.............................    969,405    55,814     928,868
                                                --------   -------    --------
OPERATING COSTS AND EXPENSES
Hotels
  Property-level operating costs and expenses
     Rooms...................................    152,693        --     145,782
     Food and beverage.......................    191,401        --     173,268
     Other...................................    244,333        --     248,835
  Other operating costs and expenses
     Lease expense...........................    253,592        --     245,454
     Management fees.........................     51,098        --      48,601
     Depreciation and amortization...........        454        --          --
                                                --------   -------    --------
       Total hotel operating costs and
        expenses.............................    893,571        --     861,940
                                                --------   -------    --------
Senior living
  Property-level operating costs and expenses
     Routine.................................     33,981    32,268      32,268
     Ancillary...............................      3,300     4,998       4,998
  Other operating costs and expenses
     Depreciation and amortization...........      4,456     5,073       5,073
     Management fees paid to Marriott
      International..........................      3,200     3,340       3,340
     Property taxes and other................      2,510     2,184       2,184
                                                --------   -------    --------
       Total senior living operating costs
        and expenses.........................     47,447    47,863      47,863
                                                --------   -------    --------
Asset management operating costs and expenses        941        --       1,038
                                                --------   -------    --------
     Total operating costs and expenses......    941,959    47,863     910,841
                                                --------   -------    --------
OPERATING PROFIT BEFORE MINORITY INTEREST,
  CORPORATE EXPENSES AND INTEREST............     27,446     7,951      18,027
Minority interest expense....................       (676)       --          --
Corporate expenses...........................     (3,350)   (1,321)     (4,010)
Interest expense.............................     (6,775)   (4,375)     (5,639)
Interest income..............................        900       439         567
                                                --------   -------    --------
INCOME BEFORE INCOME TAXES...................     17,545     2,694       8,945
Provision for income taxes...................     (7,088)   (1,105)     (3,668)
                                                --------   -------    --------
NET INCOME...................................   $ 10,457   $ 1,589    $  5,277
                                                ========   =======    ========

BASIC EARNINGS PER COMMON SHARE..............       $.52      $.07        $.24
                                                ========   =======    ========

DILUTED EARNINGS PER COMMON SHARE............       $.51      $.07        $.24
                                                ========   =======    ========

           See Notes to Condensed Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        Thirty-Six Weeks Ended September 10, 1999 and September 11, 1998
                (unaudited, in thousands, except per share data)

                                                     Historical      Pro Forma
                                              ---------------------- ----------
                                                 1999        1998       1998
                                              -----------  --------- ----------
REVENUES
Hotels
  Rooms...................................... $1,851,711   $     --  $1,771,588
  Food and beverage..........................    793,623         --     783,919
  Other......................................    204,057         --     176,180
                                              ----------   --------  ----------
     Total hotel revenues....................  2,849,391         --   2,731,687
                                              ----------   --------  ----------
Senior living
  Routine....................................    153,830    146,380     146,546
  Ancillary..................................     16,200     19,611      19,613
                                              ----------   --------  ----------
     Total senior living revenues............    170,030    165,991     166,159
                                              ----------   --------  ----------
Asset management revenues....................      3,247         --       3,115
Equity in earnings of affiliates.............        743         --          --
                                              ----------   --------  ----------
  Total revenues.............................  3,023,411    165,991   2,900,961
                                              ----------   --------  ----------
OPERATING COSTS AND EXPENSES
Hotels
  Property-level operating costs and expenses
     Rooms...................................    435,009         --     416,323
     Food and beverage.......................    591,669         --     569,412
     Other...................................    726,427         --     708,382
  Other operating costs and expenses
     Lease expense...........................    873,531         --     843,302
     Management fees.........................    172,149         --     163,901
     Depreciation and amortization...........      1,271         --          --
                                              ----------   --------  ----------
       Total hotel operating costs
        and expenses.........................  2,800,056         --   2,701,320
                                              ----------   --------  ----------
Senior living
  Property-level operating costs and expenses
     Routine.................................     99,251     93,320      93,402
     Ancillary...............................     10,900     14,871      14,872
  Other operating costs and expenses
     Depreciation and amortization...........     14,739     14,759      14,786
     Management fees paid to Marriott
      International..........................     10,137      9,408       9,416
     Property taxes and other................      6,114      5,636       5,649
                                              ----------   --------  ----------
       Total senior living operating costs
        and expenses.........................    141,141    137,994     138,125
                                              ----------   --------  ----------
Asset management operating costs and expenses      3,098         --       3,115
                                              ----------   --------  ----------
     Total operating costs and expenses......  2,944,295    137,994   2,842,560
                                              ----------   --------  ----------
OPERATING PROFIT BEFORE MINORITY INTEREST,
  CORPORATE EXPENSES AND INTEREST............     79,116     27,997      58,401
Minority interest expense....................     (1,154)        --          --
Corporate expenses...........................    (12,042)    (2,937)    (12,030)
Interest expense.............................    (18,416)   (17,560)    (16,138)
Interest income..............................      2,781      1,120       1,518
                                              ----------   --------  ----------
INCOME BEFORE INCOME TAXES...................     50,285      8,620      31,751
Provision for income taxes...................    (20,511)    (3,534)    (13,018)
                                              ----------   --------  ----------
NET INCOME................................... $   29,774   $  5,086  $   18,733
                                              ==========   ========  ==========

BASIC EARNINGS PER COMMON SHARE..............      $1.40       $.24        $.85
                                              ==========   ========  ==========

DILUTED EARNINGS PER COMMON SHARE............      $1.38       $.24        $.85
                                              ==========   ========  ==========

           See Notes to Condensed Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        Thirty-Six Weeks ended September 10, 1999 and September 11, 1998
                           (unaudited, in thousands)


                                                                    1999       1998
                                                                  ---------  --------
OPERATING ACTIVITIES
Net income......................................................  $ 29,774   $ 5,086
Adjustments to reconcile net income to cash from operations:
  Depreciation and amortization.................................    16,524    14,759
  Amortization of debt premiums and deferred
     financing costs............................................      (673)   (1,073)
  Income taxes..................................................     8,476     3,534
  Other.........................................................     1,324        --
  Change in other operating accounts............................    18,127    (2,658)
                                                                  --------   -------
Cash from operations............................................    73,552    19,648
                                                                  --------   -------
INVESTING ACTIVITIES
 Acquisition of hotel properties, net of cash acquired..........   (30,486)       --
 Purchase of minority interests in senior living partnerships...    (7,010)       --
 Expansions of senior living communities........................   (18,451)   (3,731)
 Acquisition of senior living community.........................        --    (1,000)
 Other capital expenditures.....................................    (6,562)   (4,305)
 Change in capital improvement reserve..........................    (1,244)     (190)
 Other..........................................................    (2,087)       --
                                                                  --------   -------
Cash used in investing activities...............................   (65,840)   (9,226)
                                                                  --------   -------
FINANCING ACTIVITIES
 Draws on credit facility.......................................    20,000        --
 Repayments of debt.............................................    (4,994)   (2,429)
 Repurchases of common stock....................................   (45,583)       --
 Debt issuance costs............................................    (2,722)       --
 Other..........................................................         6       867
                                                                  --------   -------
Cash used in financing activities...............................   (33,293)   (1,562)
                                                                  --------   -------
Increase (decrease) in cash and cash equivalents................   (25,581)    8,860
Cash and cash equivalents, beginning of period..................    66,779    17,644
                                                                  --------   -------
Cash and cash equivalents, end of period........................  $ 41,198   $26,504
                                                                  ========   =======

SUPPLEMENTAL INFORMATION--NON-CASH ACTIVITY:
 Assumption of mortgage debt for the purchase of a controlling
  interest in hotel properties..................................  $ 54,478   $    --
 Repayment of hotel working capital notes with hotel
  working capital...............................................    (1,159)       --
 Sale of common stock to executives through loans...............     2,645        --
Contributions from Host Marriott:
  Property and equipment........................................        --    16,743
  Acquisition of minority interests paid by Host Marriott.......        --     6,888
  Debt prepayment paid by Host Marriott.........................        --    26,405
  Other.........................................................        --      (185)


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

   The Company is engaged in the lodging and senior living business. As of September 10, 1999, the Company leased or subleased 119 full-service and 71 limited-service hotels, owned a controlling interest in 11 limited-service hotels and owned 31 senior living communities.

   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of September 10, 1999, the results of operations for the twelve and thirty-six weeks ended September 10, 1999 and September 11, 1998 and cash flows for the thirty-six weeks ended September 10, 1999 and September 11, 1998. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

   Approximately one-fourth of the Company's leased full-service hotels have managers that have a different accounting calendar from the Company. For these hotels, which record revenues on a monthly basis versus the Company's four week period, the accompanying condensed consolidated financial statements reflect only eight months of operations for the thirty-six weeks ended September 10, 1999 and September 11, 1998. The Company recorded two months of operations in the first quarter and three months of operations in each of the second and third quarters. The Company will record four months of operations in the fourth quarter.

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

3. Prior to the Distribution Date, the Company's historical operating results consist only of the operations of the senior living communities and do not reflect the operations related to the leases or subleases of the full-service and limited-service hotels entered into in conjunction with the Distribution. The unaudited pro forma condensed consolidated statement of operations for the twelve and thirty-six weeks ended September 11, 1998 reflect the following transactions as if such transactions had been completed at the beginning of fiscal year 1998:

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

   The unaudited pro forma condensed consolidated statement of operations for the twelve and thirty-six weeks ended September 11, 1998 do not reflect the acquisition of a controlling interest in 11 limited-service hotels acquired in the second quarter of 1999 discussed in Note 5.

4. Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. For the twelve and thirty-six weeks ended September 11, 1998, the weighted average number of outstanding common shares is based on Host Marriott's weighted average number of outstanding common shares, adjusted for the one-for-ten distribution ratio.

   A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows:

                                                                       Twelve Weeks Ended
                                                           -------------------------------------------
                                                           September 10,  September 11,  September 11,
                                                               1999           1998           1998
                                                            Historical     Historical      Pro Forma
                                                           -------------  -------------  -------------
                                                                         (in thousands)
Weighted average number of common shares outstanding.....         20,175         21,623         21,988
Assuming distribution of common shares granted under
 the comprehensive stock plan, less shares assumed
 purchased at average market price.......................            469             --             --
                                                                  ------         ------  -------------
Shares utilized for the calculation of diluted earnings
 per share...............................................         20,644         21,623         21,988
                                                                  ======         ======  =============


                                                                      Thirty-Six Weeks Ended
                                                           -------------------------------------------
                                                           September 10,  September 11,  September 11,
                                                               1999           1998           1998
                                                            Historical     Historical      Pro Forma
                                                           -------------  -------------  -------------
                                                                         (in thousands)

Weighted average number of common shares outstanding.....      21,255        21,601         21,966
Assuming distribution of common shares granted under
 the comprehensive stock plan, less shares assumed
 purchased at average market price.......................         308            --             --
                                                               ------        ------     -------------
Shares utilized for the calculation of diluted earnings
 per share...............................................      21,563        21,601         21,966
                                                               ======        ======     =============

5. On March 29, 1999, the Company acquired a 74% limited partner interest in the Marriott Residence Inn USA Limited Partnership (the "Partnership") from a private investor for $34.4 million in cash and the consolidation of $54.5 million of debt for a total consideration of $89 million. In separate transactions, the Company acquired an additional 3% limited partner interest in the Partnership in the second quarter of 1999 for $1.6 million in cash and the 5% general partner interest in the Partnership from Host Marriott in the third quarter of 1999 for $2.7 million in cash increasing the Company's ownership to an 82% interest. The Partnership owns eleven Residence Inn limited-service hotels that are managed by Marriott International.

6. During the first and third quarters of 1999, the Board of Directors authorized the Company to repurchase up to $50 million of its common stock. Through the third quarter of 1999, the Company repurchased 2,467,000 shares of its common stock for approximately $40.4 million, net of common stock sold through the stock purchase loan program discussed below. Subsequent to the third quarter through October 20, 1999, the Company repurchased an additional 316,000 shares of its common stock for $7 million. In the fourth quarter of 1999, the Board authorized the Company to repurchase up to an additional 2.5 million shares of its common stock. Over an extended period of time, the Company intends to purchase additional shares through open market and privately negotiated transactions at prices deemed advantageous to the Company. These purchases will be subject to market conditions, applicable legal requirements and other factors; however, the Company has no commitment or obligation to purchase any particular amount of common stock and the stock repurchase program could be suspended at any time at the Company's discretion.

   In addition, the Company completed a voluntary program through which shareholders of record as of March 4, 1999 holding fewer than 100 shares of the Company's common stock were able to sell all of their shares to the Company. The Company repurchased approximately 181,000 shares for approximately $2.5 million in the second quarter of 1999.

   In the third quarter of 1999, the Company initiated a stock purchase loan program whereby certain Company executives could purchase Company common stock at market prices through loans from the Company. During the third quarter of 1999, certain executives purchased approximately 149,000 shares of common stock for $2.6 million. The loans are secured by the common stock purchased and are recourse to the executive.

7. During the first quarter of 1999, the Company acquired the remaining 7% limited partnership interests in Forum Retirement Partners, LP, a partnership that owns nine senior living communities, for $6.7 million increasing the Company's ownership to 100%.

8. On April 15, 1999, Crestline Ventures LLC ("Ventures"), a subsidiary of the Company, entered into a secured, three-year $100 million revolving credit facility (the "Credit Facility") for funding future investments in the lodging and senior living industries and for general corporate purposes. The Credit Facility bears interest at a Eurodollar rate plus 2.75%. An annual fee of .25% is charged on the unused portion of the commitment. The Credit Facility is secured by substantially all of the assets of Ventures and its subsidiaries, consisting of eight senior living communities, and is also guaranteed by the Company and certain subsidiaries of the Company. As of September 10, 1999, the Company had $20 million outstanding under the Credit Facility.

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

   The Company evaluates the performance of its segments based primarily on operating profit before depreciation, corporate expenses, and interest expense. The Company's income taxes are included in the consolidated Federal income tax return of the Company and its affiliates and are allocated based upon the relative contribution to the Company's consolidated taxable income or loss and changes in temporary differences. The allocation of income taxes is not evaluated at the segment level and, therefore, the Company does not believe the information is material to the condensed consolidated financial statements. For the twelve and thirty-six weeks ended September 11, 1998, the Company's only business segment was senior living community ownership.



                                                                     Twelve Weeks Ended September 10, 1999
                                                 ------------------------------------------------------------------------------
                                                    Hotel         Hotel       Senior Living
                                                   Leasing      Ownership       Ownership     Corporate & Other   Consolidated
                                                 -----------  --------------  --------------  ------------------  -------------
                                                                                 (in thousands)
 Revenues......................................  $  901,672        $ 10,066        $ 56,456             $ 1,211     $  969,405
 Operating profit before minority
  interest, corporate expenses and
  interest.....................................      14,628           3,539           9,009                 270         27,446
 Interest expense..............................      (1,128)         (1,039)         (4,600)                 (8)        (6,775)
 Other.........................................        (852)           (585)           (339)             (1,350)        (3,126)
 Income (loss) before income taxes.............      12,648           1,915           4,070              (1,088)        17,545


                                                                   Thirty-Six Weeks Ended September 10, 1999
                                                 ------------------------------------------------------------------------------
                                                    Hotel         Hotel       Senior Living
                                                   Leasing      Ownership       Ownership     Corporate & Other   Consolidated
                                                 -----------  --------------  --------------  ------------------  -------------
                                                                                 (in thousands)
 Revenues......................................  $2,829,606      $ 19,785        $170,030           $ 3,990        $3,023,411
 Operating profit before minority
  interest, corporate expenses and
  interest.....................................      42,710         6,625          28,889               892            79,116
 Interest expense..............................      (3,463)       (2,091)        (12,807)              (55)          (18,416)
 Other.........................................      (3,387)       (1,059)         (1,017)           (4,952)          (10,415)
 Income (loss) before income taxes.............      35,860         3,475          15,065            (4,115)           50,285

Total assets for the segments are as follows:

                                                 September 10,     January 1,
                                                    1999             1999
                                                 ----------        --------
                                                         (in thousands)
  Hotel leasing................................  $  190,968        $125,114
  Hotel ownership..............................      93,119              --
  Senior living ownership......................     704,818         702,308
  Corporate and other..........................      30,459          61,331
  Eliminations.................................     (30,000)        (30,000)
                                                 ----------        --------
                                                 $  989,364        $858,753
                                                 ==========        ========

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

Results of Operations (Historical 1999 Compared to Pro Forma 1998)
------------------------------------------------------------------

     As described in Notes 2 and 3 to the accompanying condensed consolidated financial statements, the Company's 1998 historical results consist only of the senior living communities and do not reflect the operations related to the leases or subleases for the full-service and limited-service hotels and certain other transactions. Management believes that due to the substantial differences in comparability between the Company's 1999 and 1998 historical results, the use of pro forma results for 1998 provides a more meaningful comparison because the pro forma results assume that the leases and subleases and other transactions described in Note 3 occurred at the beginning of 1998.

     Revenues. Revenues primarily represent gross revenues from owned, leased and subleased hotels and owned senior living communities and asset management fees. Revenues increased by $40.5 million, or 4.4%, to $969 million for the third quarter of 1999. Year-to-date revenues increased by $122 million, or 4.2%, to $3,023 million.

     Hotel revenues increased $39.7 million, or 4.6%, to $912 million in the third quarter of 1999. Year-to-date hotel revenues increased $118 million, or 4.3%, to $2,849 million. The increase in hotel revenues is primarily due to the full-service hotel room revenue per available room ("REVPAR") growth and the incremental revenues from the acquisition of 11 limited-service hotels in the beginning of the second quarter of 1999, which contributed $10.1 million of revenues in the third quarter of 1999 and $19.8 million year-to-date. The leased hotel revenues increased $29.7 million, or 3.4%, to $902 million in the third quarter of 1999 and $97.9 million, or 3.6%, to $2,830 million year-to-date. Improved results for the Company's leased full-service hotels were driven by increases in REVPAR of 3.0% to $109.68 for the third quarter of 1999 and 3.6% to $116.20 year-to-date. Average room rates for the full-service properties increased 3.6% for the quarter and

3.1% year-to-date, while average occupancy decreased slightly for the quarter to 78.9% and increased slightly to 79.2% year-to-date. REVPAR for the Company's subleased Courtyard by Marriott hotel properties increased 3.5% to $78.54 in the third quarter of 1999 and 2.7% to $76.81 year-to-date. The growth in REVPAR is due to an increase in average room rates of 4.7% for the quarter and 2.4% year-to-date, while average occupancy decreased almost one percentage point to 83.0% for the quarter and increased slightly to 81.8% year-to-date. REVPAR for the Company's subleased Residence Inn properties decreased 1.6% to $85.77 in the quarter and 3.1% to $84.92 year-to-date, reflecting the additional supply that has entered into the market. The decline in REVPAR for the third quarter is the result of a decrease in average occupancy of over one percentage point to 85.1% although the average room rates remained unchanged, while the decrease in the year-to-date REVPAR is due to a decrease in average occupancy of over one percentage point to 83.9% and a decrease in the average room rates of 1.7%. REVPAR for the Company's owned Residence Inn properties was $88.12 for the quarter as a result of an average room rate of $101.32 and an average occupancy of 87.0% while year-to-date REVPAR since their acquisition was $86.69 due to an average room rate of $100.10 and an average occupancy of 86.6%.

     Senior living community revenues increased by $0.6 million, or 1.2%, to $56.5 million in the third quarter of 1999. Year-to-date senior living community revenues increased by $3.9 million, or 2.3%, to $170 million. For the quarter, the average per diem increased 3.7% to $92.09, while average occupancy decreased over three percentage points to 89.4% due mostly to the impact of the fill-up period for the expansions added in late 1998 and 1999. The average per diem increased 4.7% year-to-date to $92.33, while average occupancy decreased over two percentage points to 89.6%. On a comparable basis (excluding communities which added units during 1998 or 1999), the average occupancy decreased by two percentage points to 92.2% for the third quarter and less than one percentage point to 90.8% year-to-date. The revenue growth is due to the addition of 285 expansion units in 1998 and 1999 and the growth in the average per diem. These factors driving revenue growth were partially offset by a significant decrease in ancillary revenues due to a reduction in therapy services in response to a change in the Medicare billing process.

     Operating Costs and Expenses.   Hotel operating costs and expenses for the
Company's leased and subleased hotels principally consist of hotel property-level operating costs and expenses plus hotel management fees and lease expenses. Hotel operating costs and expenses for the Company's owned hotels principally consist of hotel property-level operating costs and expenses plus management fees, depreciation, property taxes, ground rent, insurance and certain other costs. Senior living community operating costs and expenses consist of property-level expenses plus management fees, depreciation, property taxes, ground rent, insurance and certain other costs. Asset management operating costs and expenses principally consist of salary and related costs and expenses. Total operating costs and expenses increased $31.1 million, or 3.4%, to $942 million for the third quarter of 1999 and $102 million, or 3.6%, to $2,944 million year-to-date.

     Hotel operating costs and expenses increased $31.6 million, or 3.7%, to $894 million in the third quarter of 1999 and increased $98.7 million, or 3.7%, to $2,800 million year-to-date. Leased hotel operating costs and expenses increased $25.1 million, or 2.9%, to $887 million for the quarter and increased $85.6 million, or 3.2%, to $2,787 million year-to-date. Owned hotel operating costs and expenses were $6.5 million for the third quarter of 1999 and $13.2 million year-to-date. Hotel property-level operating costs and expenses increased $20.5 million, or 3.6% to $588 million in the quarter and $59.0 million, or 3.5%, to $1,753 million year-to-date. Hotel management fees increased $2.5 million, or 5.1%, to $51.1 million in the quarter and $8.2 million, or 5.0%, to $172 million year-to-date, while lease expense increased $8.1 million, or 3.3%, to $254 million in the quarter and $30.2 million, or 3.6%, to $874 million year-to-date.

     Senior living operating costs and expenses decreased $0.4 million, or 0.9%, to $47.4 million for the third quarter of 1999. Year-to-date senior living operating costs and expenses increased $3.0 million, or 2.2%, to $141 million. Senior living community property-level operating costs and expenses remained unchanged at $37.3 million for the quarter and increased $1.9 million, or 1.7%, to $110 million year-to-date. Other operating costs and expenses decreased $0.4 million, or 4.1%, to $10.2 million for the quarter and increased $1.1 million, or 3.8%, to $31.0 million year-to-date. The year-to-date other operating costs and expenses were impacted in 1999 by the payment of central administrative fees to Marriott International in 1999 that were waived through the second quarter of 1998. Excluding the payment of these central administrative service fees through the second quarter of 1999, the year-to-date other operating costs and expenses decreased by $0.1 million, or 0.4%.

     Operating Profit.   As a result of the changes in revenues and operating
costs and expenses discussed above, the Company's total operating profit increased $9.4 million, or 52%, to $27.4 million for the third quarter of 1999. Year-to-date total operating profit increased $20.7 million, or 35%, to $79.1 million.

     Hotel operating profit increased $8.1 million, or 80%, to $18.2 million for the third quarter of 1999. Year-to-date hotel operating profit increased $19.0 million, or 62%, to $49.3 million. Leased hotel operating profit increased $4.6 million, or 45%, to $14.6 million for the quarter and $12.3 million, or 41%, to $42.7 million year-to-date. The significant increase in leased hotel operating profit is attributable mostly to cost controls implemented by the managers of our hotel properties. Leased hotels in the New York and Los Angeles markets, as well as the Ritz-Carlton brand hotels, generally reported significant
improvements in operating profit for 1999.   Hotel operating profit for the
Company's owned limited-service hotels was $3.5 million for the third quarter of 1999 and $6.6 million year-to-date.

     Senior living community operating profit increased $1.1 million, or 13.3%, to $9.0 million in the third quarter of 1999. Year-to-date senior living community operating profit increased $0.9 million, or 3.0%, to $28.9 million. The increase in operating profit is primarily due to the increases in the revenues and improved operating margins of the communities, partially offset by payment of central administrative service fees to Marriott International in 1999, which were waived through the second quarter of 1998. Excluding the impact of these central administrative service fees, operating profit increased 7.6% year-to-date. The Forum at Brookside, Park Summit, and The Remington Club senior living communities performed particularly well. The Company's independent living components posted strong results while the assisted living and healthcare components did not show significant gains due mostly to the over-supply in the assisted living market.

     Corporate Expenses.   Corporate expenses decreased $0.7 million to $3.4
million, or 0.3% of total revenues, for the third quarter of 1999 and remained unchanged at $12.0 million, or 0.4% of total revenues, year-to-date.

     Interest Expense.   Interest expense increased $1.1 million to $6.8 million
in the third quarter of 1999 and $2.3 million to $18.4 million year-to-date due primarily to the interest on the mortgage debt assumed in conjunction with the acquisition of a controlling interest in 11 limited-service hotels in the second quarter of 1999 and draws on the Company's Credit Facility in 1999. Interest expense includes $1.1 million and $3.5 million in the third quarter and year-to-date 1999, respectively, and $1.1 million and $3.4 million in the third quarter and year-to-date 1998, respectively, related to interest on the hotel working capital notes payable to Host Marriott.

     Interest Income.   Interest income increased $0.3 million to $0.9 million
for the third quarter of 1999 and increased $1.3 million to $2.8 million year-to-date due to higher cash balances in 1999.

     Net Income.   Net income for the third quarter of 1999 was $10.5 million, or $.51 per diluted share, compared to $5.3 million, or $.24 per diluted share, for the third quarter of 1998. Year-to-date net income was $29.8 million, or $1.38 per diluted share, compared to $18.7 million, or $.85 per diluted share in 1998.

EBITDA

     The Company's earnings before interest expense, taxes, depreciation and amortization and other non-cash items ("EBITDA") increased $9.5 million, or 49.8%, to $28.6 million in the third quarter of 1999. Year-to-date EBITDA increased $21.5 million, or 35.5%, to $82.2 million as compared to the 1998 pro forma results.

     The following is a reconciliation of EBITDA to the Company's net income:

                                                                     Twelve Weeks Ended           Thirty-Six Weeks Ended
                                                                ---------------------------    -----------------------------
                                                                                  Pro Forma                       Pro Forma
                                                                September 10,   September 11,   September 10,   September 11,
                                                                    1999            1998            1999             1998
                                                                    ----            ----            ----             ----
                                                                                      (in thousands)
     EBITDA................................                       $28,628         $19,106        $ 82,170          $ 60,641
     Interest expense......................                        (6,775)         (5,639)        (18,416)          (16,138)
     Hotel working capital note interest
      expense..............................                         1,128           1,122           3,463             3,367
     Depreciation and amortization.........                        (5,018)         (5,246)        (16,524)          (15,305)
     Income taxes..........................                        (7,088)         (3,668)        (20,511)          (13,018)
     Other non-cash charges, net...........                          (418)           (398)           (408)             (814)
                                                                  -------         -------        --------          --------
       Net income..........................                       $10,457         $ 5,277        $ 29,774          $ 18,733
                                                                  =======         =======        ========          ========

     The Company's interest coverage was 5.0 times for the third quarter of 1999 compared to 3.9 times for the third quarter of 1998 on a pro forma basis. Year-to-date interest coverage was 5.3 times in 1999 compared to 4.4 times in 1998 on a pro forma basis. Interest coverage is calculated as EBITDA divided by cash interest expense, which is defined as GAAP interest expense less amortization of deferred financing costs, amortization of debt premiums and the interest on the hotel working capital notes. The ratio of earnings to fixed charges was 1.12 to
1.0 for the third quarter of 1999 and 1.06 to 1.0 for the third quarter of 1998, on a pro forma basis. The year-to-date ratio of earnings to fixed charges was
1.10 to 1.0 for 1999 and 1.06 to 1.0 for 1998, on a pro forma basis.

     EBITDA data is presented because such data is used by certain investors to determine the Company's ability to meet debt service requirements. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long-lived assets. EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business and is used in the Company's Credit Facility as part of the tests determining its ability to incur debt and to meet certain covenants; however, such information should not be considered as an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure prescribed by GAAP. In addition, EBITDA as calculated by the Company may not be comparable to similarly titled measures reported by other companies. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation.

Cash Flows and Financial Condition
----------------------------------

     The Company's principal sources of liquidity are cash on hand, cash flow from operations and borrowings under a revolving credit facility. As of September 10, 1999, the Company had cash and cash equivalents of $41.2 million. Cash from operations was $73.6 million for the thirty-six weeks ended September 10, 1999. In addition to the strong operating results of the Company's hotels and senior living communities, the significant amount of cash from operations is a result of the timing between the cash received from the hotel managers for the leased hotel operating results and the lease payment to the hotel owner. As of September 10, 1999, the lease payable to hotel owners exceeded the receivable from the hotel managers by $23.5 million.

     Cash used in investing activities was $65.8 million for the thirty-six weeks ended September 10, 1999. The cash used in investing activities principally consists of capital expenditures for renewals and replacements of the Company's senior living communities and owned hotels, expansions for its senior living communities, the acquisition of a controlling interest in a partnership that owns eleven limited-service hotels, and the purchase of the remaining limited partnership interest in subsidiaries that own some of the Company's senior living communities.

     Cash used in financing activities was $33.3 million for the thirty-six weeks ended September 10, 1999. The Company's cash used in financing activities consists primarily of repurchases of the Company's common stock and debt principal payments, partially offset by draws on the Company's revolving credit facility.

     On March 29, 1999, the Company acquired a 74% limited partner interest in the Marriott Residence Inn USA Limited Partnership (the "Partnership") from a private investor for $34.4 million in cash and the consolidation of $54.5 million of debt for a total consideration of $89 million. In separate transactions, the Company acquired an additional 3% limited partner interest in the Partnership in the second quarter of 1999 for $1.6 million in cash and the 5% general partner interest in the Partnership from Host Marriott in the third quarter of 1999 for $2.7 million in cash increasing the Company's ownership to an 82% interest. The Partnership owns eleven Residence Inn limited-service hotels that are managed by Marriott International.

     During the first quarter of 1999, the Company acquired the remaining 7% limited partnership interest in Forum Retirement Partners, LP, a partnership that owns nine senior living communities, for $6.7 million increasing the Company's ownership to 100%.

     During the first two quarters of 1999, the Company opened 211 expansion units at four of its senior living communities. The Company expended $18.5 million in 1999 related to the expansion units. The addition of these expansion units increased the Company's total number of units to 7,469 at 31 senior living communities.

     Host Marriott sold the Minneapolis Bloomington Marriott in the first quarter of 1999, the Saddlebrook Marriott in the second quarter of 1999 and the Grand Hotel Marriott Resort and Golf Club at Point Clear in the fourth quarter of 1999. Pursuant to the lease agreements with Host Marriott for these full-service hotels, the leases were terminated reducing the Company's full-service hotel lease portfolio to 118 leases.

     On April 15, 1999, Crestline Ventures LLC ("Ventures"), a subsidiary of the Company, entered into a secured, three-year $100 million revolving credit facility (the "Credit Facility") for funding future investments in the lodging and senior living industries and for general corporate purposes. The Credit Facility bears interest at a Eurodollar rate plus 2.75%. An annual fee of .25% is charged on the unused portion of the commitment. The Credit Facility is secured by substantially all of the assets of Ventures and its subsidiaries, consisting of eight senior living communities, and is also guaranteed by the Company and certain subsidiaries of the Company. As of September 10, 1999, the Company had $20 million outstanding under the Credit Facility.

     During the first and second quarters of 1999, the Board of Directors authorized the Company to repurchase up to $50 million of its common stock. Through the third quarter of 1999, the Company repurchased 2,467,000 shares of its common stock for approximately $40.4 million, net of common stock sold through the stock purchase loan program discussed below. Subsequent to the third quarter through October 20, 1999, the Company repurchased an additional 316,000 shares of its common stock for $7 million. In the fourth quarter of 1999, the Board authorized the Company to repurchase up to an additional 2.5 million shares of its common stock. Over an extended period of time, the Company intends to purchase additional shares through open market and privately negotiated transactions at prices deemed advantageous to the Company. These purchases will be subject to market conditions, applicable legal requirements and other factors; however, the Company has no commitment or obligation to purchase any particular amount of common stock and the stock repurchase program could be suspended at any time at the Company's discretion.

     In addition, the Company completed a voluntary program through which shareholders of record as of March 4, 1999 holding fewer than 100 shares of the Company's common stock were able to sell all of their shares to the Company. The Company repurchased approximately 181,000 shares for approximately $2.5 million in the second quarter of 1999.

     In the third quarter of 1999, the Company initiated a stock purchase loan program whereby certain Company executives could purchase Company common stock at market prices through loans from the Company. During the third quarter of 1999, certain executives purchased approximately 149,000 shares of common stock for $2.6 million. The loans are secured by the common stock purchased and are recourse to the executive.

     Proposals that would allow a REIT to lease hotels to a taxable REIT subsidiary have been introduced in both the House of Representatives and the Senate. Such proposals were included in the Taxpayer Refund and Relief Act of 1999, which was passed by both the House of Representatives and the Senate. On September 23, 1999, the President of the United States vetoed the Taxpayer Refund and Relief Act of 1999. Under the proposals, a REIT would be able to lease hotels to a taxable REIT subsidiary if the hotel is operated and managed on behalf of such subsidiary by an independent third party. In the event the taxable REIT subsidiary proposal or a similar proposal is enacted, Host Marriott may, at its discretion, elect to terminate the Company's leases and pay termination fees. It is presently uncertain whether a proposal regarding taxable REIT subsidiaries that is similar to the one contained in the Taxpayer Refund and Relief Act of 1999 will be enacted in subsequent legislation, what the effective date of any such legislation would be, and if such legislation is enacted, whether Host Marriott will elect to terminate the Company's leases and pay termination fees.

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

     Marriott International measures completion of each phase based on documentation and quantified results weighted for System Criticality. The following table reflects the status of Marriott International's Year 2000 readiness process at September 10, 1999. Based on progress achieved to date for areas under its control, Marriott International expects minimal business disruptions to arise as a result of Year 2000 readiness for the categories reflected in the table. Nonetheless, Marriott International has prepared contingency plans (described in more detail below) which address unforseen circumstances and events beyond its control.

Step                                IT Application                         BIS                         Building Systems
--------------------------------------------------------------------------------------------------------------------------------
Awareness                              Complete                          Complete                          Complete
--------------------------------------------------------------------------------------------------------------------------------
Inventory                              Complete                          Complete                          Complete
--------------------------------------------------------------------------------------------------------------------------------
Assessment                             Complete                          Complete                          Complete
--------------------------------------------------------------------------------------------------------------------------------
Planning                               Complete                          Complete                          Complete
--------------------------------------------------------------------------------------------------------------------------------
Remediation/Replacement        Over 95 percent complete          Over 95 percent complete          Over 95 percent complete
--------------------------------------------------------------------------------------------------------------------------------
 Testing and               Testing over 95 percent            Testing is approximately 80     Initial testing is over 95
 Compliance Validation     complete; Compliance               percent complete.* Compliance   percent
                           Validation completed for over 90   Validation is in progress*      complete.*  Compliance
                           percent of key systems, with                                       Validation is in progress.
                           most remaining work in its final
                           stage

--------------------------------------------------------------------------------------------------------------------------------
 Implementation            Approximately 85 percent of        Approximately 85 percent        Over 95 percent complete
                           implementation projects            complete **
                           complete.  Additionally, for the
                           remaining projects involving
                           rollout to business locations,
                           Marriott International has made
                           substantial progress and expects
                           to be completed by year-end
                           1999.
--------------------------------------------------------------------------------------------------------------------------------
 Quality Assurance         In progress for approximately 80   In progress                     In progress
                           percent of IT applications
--------------------------------------------------------------------------------------------------------------------------------

* Testing for third party BIS and Building Systems may consist of Marriott International's receipt and evaluation of vendor compliance documentation and, where appropriate, further verification by Marriott International of compliance.

**   Completion of certain BIS items is dependent on third party software patches which Marriott International has not yet received.

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

     Marriott International is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes guidance for operated properties, and a Year 2000 ''Toolkit'' for franchisees containing relevant Year 2000 compliance information. Marriott International is also utilizing a Year 2000 best-practices sharing system. Marriott International is monitoring the progress of the managed and franchised properties towards Year 2000 compliance.

     Marriott International's centralized services and the properties it operates already have contingency plans in place covering a variety of possible events, including natural disasters, interruption of utility service, general computer failure, and the like. Marriott International has reviewed these contingency plans and has made appropriate modifications to address specific Year 2000 issues. The modification of master contingency plans is complete, with conforming changes added to individual unit contingency plans during the third quarter. Contingency drills and preparations are being conducted.

     In addition, to provide support and coordination during the actual turn of the century, Marriott International has established information and coordination centers to collect and report status and track and address problems as they occur.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company has certain debt obligations that are sensitive to changes in interest rates. However, the Company does not have significant market risk with respect to foreign currency exchanges or other market rate or price risks, and the Company does not hold any financial instruments for trading purposes. As of September 10, 1999, all of the Company's debt is fixed rate, except the following:

 .    Draws on the Company's Credit Facility bear interest at a Eurodollar rate plus 2.75%. As of September 10, 1999, the Company had $20 million outstanding under the Credit Facility with an interest rate of 8.16%; and

 .    The mortgage debt of the Marriott Residence Inn USA Limited Partnership consolidated by the Company in connection with its acquisition of a majority interest in this partnership bears interest at a LIBOR rate plus 3.3%. As of September 10, 1999, the debt balance outstanding under this mortgage was $54.0 million with an interest rate of 8.51%.

     In conjunction with the acquisition of Forum Group, Inc. on June 21, 1997, the Company recorded the debt assumed at its fair value, which exceeded the face value by approximately $19 million. The Company is amortizing this debt premium to interest expense over the remaining life of the related debt. As of September 10, 1999, the Company has $266 million of debt outstanding, excluding the hotel working capital notes payable to Host Marriott of approximately $94 million and debt premiums of $15.5 million. Excluding these items, the weighted average interest rate is 9.3% and the average maturity is nine years.

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

         . July 14, 1999 - Report of the Board of Directors' approval of Amendment No. 1 to the Rights Agreement by and between the Company and the Bank of New York.

         . September 20, 1999 - Report of the election of William L. Wilson to the Board of Directors and the resignation of Christopher J. Nassetta.

         . September 23, 1999 - Report of the amendment to Current Report on Form 8-K dated September 20, 1999 correcting the date of resignation for Christopher J. Nassetta.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CRESTLINE CAPITAL CORPORATION

October 22, 1999               By:/s/ Larry K. Harvey
----------------                  ----------------------------------------------
Date                              Larry K. Harvey
                                  Senior Vice President and Corporate Controller
                                  (Chief Accounting Officer)