Form 10-K
period 1999-12-31
CRESTLINE CAPITAL CORP
filed 2000-03-30
CIK 1070752

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999         Commission File No. 1-14635


                         CRESTLINE CAPITAL CORPORATION

       Maryland                                          52-2151967
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                             6600 Rockledge Drive
                           Bethesda, Maryland 20817
                                (240) 694-2000

          Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of each exchange
            Title of each class                        on which registered
----------------------------------------------   -----------------------------
Common Stock, $.01 par value (17,203,600 shares    New York Stock Exchange
outstanding as of December 31, 1999)

     The aggregate market value of shares of common stock held by non-affiliates at March 1, 2000 was $283,045,000.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---

                      Document Incorporated by Reference
               Notice of 2000 Annual Meeting and Proxy Statement
================================================================================

                          FORWARD-LOOKING STATEMENTS

     Certain matters discussed herein or delivered in connection with this Form 10-K are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Certain, but not necessarily all, of such statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates" or "anticipates" or the negative thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements of Crestline Capital Corporation and its subsidiaries (the "Company") to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. These may include: (i) national and local economic and business conditions or governmental regulations that will affect demand, prices, wages or other costs for hotels and senior living communities; (ii) the level of rates and occupancy that can be achieved by such properties; (iii ) the Company's ability to compete effectively in areas such as access, location, quality of properties and rate structures; (iv) the ability to maintain the properties in a first-class manner (including meeting capital expenditure requirements); (v) the availability and terms of financing;
(vi) governmental actions and initiatives including tax law changes that may eliminate the need for a lease structure by lodging and senior living REITs; and
(vii) changes to the public pay systems for medical care and the need for compliance with environmental, licensure and safety requirements. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions and business opportunities, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Items 1 & 2.   Business and Properties

General

     The Company operates in the lodging and senior living industries through the management, ownership and leasing of hotels and the ownership of senior living communities. The Company is engaged in third party hotel management and currently manages or has agreements to manage 27 hotels and conference centers. These hotels and conference centers are managed under management and lease agreements with most of the managed hotels operated under franchise agreements. The Company also owns a majority interest in a partnership that owns ten limited-service hotels, which are operated by Marriott International, Inc. ("Marriott International") under a long-term management agreement. The Company is also one of the largest leasing companies in the lodging industry and currently leases 116 full-service hotels and subleases 71 limited-service hotels from Host Marriott Corporation ("Host Marriott"). The Company's leased hotels are generally operated under long-term management agreements that were assigned to the Company by Host Marriott for the term of the hotel leases with most of the Company's leased hotels managed by Marriott International. The Company is also one of the largest owners of senior living communities and currently owns 31 communities with nearly 7,500 units located in 13 states. All of the Company's senior living communities are managed by Marriott International under long-term operating agreements.

     The Company became a publicly traded company on December 29, 1998 (the "Distribution Date") when Host Marriott completed its plan of reorganizing its business by spinning off the Company to the shareholders of Host Marriott (the "Distribution") as part of a series of transactions pursuant to which Host Marriott converted into a real estate investment trust ("REIT"). In connection with the Distribution, shareholders of Host Marriott received one share of Company common stock for every ten shares of Host Marriott common stock. Because tax legislation existing at the time of the Distribution did not permit REITs to derive revenues directly from the operation of hotels, it became necessary for Host Marriott to lease or sublease its hotels to an unrelated party. By completing the Distribution, the Company became the third party leasing vehicle used by Host Marriott to lease or sublease substantially all of its hotels.

Business of the Company

     Lodging. In March 2000, the Company entered into the hotel management business by acquiring the assets of two independent hotel management companies - The Durbin Companies, Inc. ("Durbin") and Stormont Trice Management Corporation ("Stormont Trice"). As a result of these two acquisitions, the Company currently manages 24 hotels and conference centers that total approximately 5,000 rooms under management or lease agreements and has agreements to manage two additional hotels and one conference center currently under construction that will total over 450 rooms. The Company formed a new, wholly owned subsidiary, Crestline Hotels & Resorts, Inc. ("Crestline Hotels & Resorts") to operate its hotel management business. The Company's managed hotels compete in the upscale full-service and the moderate-priced and extended-stay limited-service segments. The hotels are generally operated under long-term franchise agreements under, among others, the Marriott, Hilton, Renaissance, Courtyard by Marriott, Residence Inn, Crowne Plaza and Holiday Inn brand names.

     Under its management agreements, the Company earns a base management fee generally equal to 2% to 5% of revenues plus, in some cases, an incentive management fee generally equal to 10% to 25% of operating profit after a priority to the owner. Under the lease agreements for its managed hotels, the Company pays a fixed minimum rent plus a percentage of revenues and retains all remaining cash flow. Under the franchise agreements, the Company pays a franchise fee on behalf of the owner generally equal to 3% to 6% of certain revenues.

     During 1999, the Company acquired an 82% controlling interest in a partnership that owned eleven Residence Inn limited-service hotels. In February 2000, the Company sold one of the Residence Inn hotels. The hotels are managed by Marriott International under a long-term management agreement.

     The Company also has a majority equity interest in one full-service hotel and conference center currently under construction and has entered into an agreement to acquire one limited-service hotel also currently under construction. Both of these hotels will also be managed by Crestline Hotels & Resorts.

     The Company also leases 116 full-service hotels and subleases 71 limited-service hotels from Host Marriott. The full-service leased hotel portfolio is managed by Marriott International and other lodging managers under, among others, the Marriott, Ritz-Carlton, Four Seasons, Hyatt and SwissHotel brand names, and the limited-service hotels are managed by Marriott International under the Courtyard by Marriott and Residence Inn brand names.

     Under its hotel leases with Host Marriott, the Company participates directly in the results of the operations of the leased hotels (and thus trends in the hotel industry directly bear on the Company's economic performance). The Company is obligated to pay to Host Marriott rent based upon the greater of a fixed dollar amount of rent or fixed percentages of various categories of revenues derived from the operation of the leased hotels. The Company in turn has contracted with a third party manager (typically, but not in all cases, Marriott International) to operate the hotels on behalf of the Company. Under these management agreements, the Company typically pays the manager a base management fee equal to a fixed percentage of hotel revenues, plus in many cases an incentive management fee based upon the operating profit of the hotel above specified levels. Under these management agreements, the Company receives all revenues from the operations of the hotels, and the Company is typically responsible for all operating expenses of the hotels, including costs incurred by the managers on behalf of the Company or the owner. Thus, the Company receives the operating profit from its leased and subleased hotels after it pays the managers their management fees and the lessors their rent. Accordingly, the Company derives the benefit of (and bears the risks associated with) the operating profits from the hotels. To the extent that such profits (after the payment of management fees) exceeds the rent due under the leases, the Company will profit (and its rate of profitability will increase to the extent that operating profits grow faster than the rents payable under the leases). Conversely, the Company will incur a loss to the extent that such profit is less than the rent due under the leases (and the Company's profitability will decline to the extent that operating profits grow slower than the rents payable under the leases). However, successful hotel performance does allow the managers to share in the growth of the profits of the hotels in the form of higher incentive management fees. In particular, Marriott International receives approximately 50% of its management fee income from the Company's leased hotels in the form of incentive management fees. The Company views this as a positive because it helps to strengthen the alignment of the managers' interests with the Company's. The Company's asset management team will continue to work with the managers to improve the operating profit of the leased hotels to attempt to increase operating profit for the Company.

     On December 17, 1999, President Clinton signed the Work Incentives Improvement Act of 1999. Included in this legislation are provisions that, effective January 1, 2001, will allow a REIT to lease hotels to a "taxable REIT subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. A taxable REIT subsidiary is a corporation that is owned more than 35 percent by a REIT. This law will enable Host Marriott, beginning in 2001, to lease its hotels to a taxable REIT subsidiary. Host Marriott may, at its discretion, elect to terminate the Company's leases, beginning in 2001, and pay termination fees determined according to formulas specified in the leases. The termination fee or purchase price would equal the fair market value of the Company's leasehold interest in the remaining term of the leases. For the full-service hotel leases, the fair value is determined using a discount rate of 12% and for the limited-service hotel subleases, a discount rate of 5% is used. If Host Marriott elects to terminate the full-service hotel leases, it would have to terminate all of the full-service hotel leases. Similarly, if Host Marriott elects to terminate the subleases for the limited-service hotels, it would have to terminate all of the limited-service hotel subleases.

     Senior Living.   The Company owns a portfolio of 31 senior living
communities with nearly 7,500 units located in 13 states. These assets were acquired by the Company in 1997 and 1998 and are managed by Marriott Senior Living Services, Inc. ("MSLS"), a subsidiary of Marriott International, under long-term operating agreements. This portfolio is positioned in the quality tier segment of the senior living industry. (The quality tier segment of the market focuses on the private pay customer who is targeted demographically as a senior who is 75 years or older with annual income of $25,000 or greater). The Company's senior living communities generally offer the residents the full continuum of care: independent living; assisted living; special care centers; and healthcare units. The Company believes that few competitors offer this continuum which allows residents to age in place over time.

     The senior living industry encompasses the independent living, assisted living (including special care) and healthcare segments. In general, residents in independent living units participate in a community's dining plan and other social functions and may utilize other services such as housekeeping, laundry or transportation. Typically, these residents do not need assistance with activities of daily living ("ADLs") such as eating, bathing, grooming, dressing or medicine reminders. Assisted living residents typically require some assistance with some or all of these ADLs. Certain assisted living communities have special care centers that provide personal assistance for residents with Alzheimer's disease or other forms of dementia. Residents who develop further physical or cognitive frailties that require more intensive medical attention often reside in healthcare units. In general, there are few barriers to entry in the independent and assisted living segments of the senior living industry.

Business Strategy

     The Company intends to grow its business primarily through opportunities in the lodging industry through the management, ownership or leasing of hotels as well as maximizing the value of its current portfolio of senior living communities.

     Lodging. As a result of its acquisition of the management business of Durbin and Stormont Trice in March 2000, the Company currently manages 24 hotels and conference centers that contain approximately 5,000 rooms and has agreements to manage two additional hotels that total over 450 rooms and one conference center currently under construction. The Company intends to capitalize on the management expertise and infrastructure acquired in the Durbin and Stormont Trice acquisitions to expand its managed hotel portfolio.

     The Company will seek to grow its managed hotel portfolio by either acquiring additional hotel management companies or entering into new hotel management agreements. The Company will look to manage both full-service and limited-service hotels with strong brand quality in the mid-priced to upscale segments of the hospitality industry. The Company intends to grow its strong relationship with Marriott International by pursuing franchise opportunities under the Marriott, Renaissance, Courtyard by Marriott and Residence Inn brand names. The Company will also expand its current relationships with other hotel management companies by pursuing franchise opportunities to manage hotels under other quality brands such as Hyatt, Hilton and Crowne Plaza. The Company will also look to manage additional conference centers that are either adjacent to managed hotels or that are stand alone facilities.

     The Company will also utilize its hotel management experience and expertise to continue to improve the operating performance of the hotels and conference centers under its management. The Company's hotel management team, with its extensive industry experience, has successfully managed hotels in all segments of the lodging industry. The Company's principal operating objectives are to continue to analyze each hotel as a unique property in order to generate higher room revenue per available room ("REVPAR") and increase net operating profits while providing its guests with high quality service and value.

     The Company will also pursue ownership interests in hotel properties. One of the primary goals of acquiring an ownership interest in a hotel property will be to secure a hotel management agreement. The Company will look to contribute small amounts of equity in hotel projects in order to obtain long-term management agreements. In 1999, the Company acquired an equity interest in a full-service hotel and conference center currently under construction, and in 2000, entered into an agreement to acquire a limited-service hotel upon its completion of construction. The Company will also manage both hotels pursuant to long-term management agreements. The Company may also acquire an ownership interest in hotel properties and engage other quality hotel managers, such as Marriott International, to manage the hotel if the Company believes it can earn a high return on its investment. During 1999, the Company acquired a majority interest in a partnership that owned eleven Residence Inn hotels that are managed by Marriott International under a long-term management agreement. One of these Residence Inns was sold in February 2000.

     Based on the number of hotels leased or subleased from Host Marriott, the Company is one of the largest leasing companies in the lodging industry. Although recent tax legislation will allow REITs to derive revenues directly from the operation of hotels beginning January 1, 2001, the Company believes that there may still be opportunities in the lodging industry, especially in 2000, to lease hotels directly from Host Marriott as well as other REITs and hotel owners.

     Senior Living.   The Company owns a premier portfolio of senior living
communities and was ranked as the eighth largest owner of senior living communities by The American Seniors Housing Association in 1999. The portfolio encompasses the full continuum of care by offering a combination of independent living (55% of units), assisted living (20% of units), special care centers (3% of units) and healthcare accommodations (22% of units). During 1999, the portfolio achieved an average occupancy of approximately 89.7% and an average daily rate of $92.61. The Company's senior living communities focus on private pay customers with only 10% of its senior living revenue in 1999 derived from Medicare and Medicaid.

     In 1999, the Company completed the final phase of a four-year $88 million expansion program that ultimately resulted in the addition of 865 units to 21 of the Company's senior living communities. The Company's objective in completing the expansion program has been to further solidify the competitive position of its senior living communities through the provision of a continuum of housing accommodations on one campus. These expansions have typically involved the addition of assisted living units to a community which offered only independent living units or to a community which offered only independent living and healthcare units. The Company believes that its portfolio will continue to enjoy a competitive advantage as the result of its emphasis on a full continuum of care.

     The Company believes that there is an oversupply in many senior living markets, including some of the markets in which the Company's communities are located. These competitive pressures in the senior living industry have resulted in depressed occupancies and operating margins making it difficult for many senior living facilities to achieve their operating profit goals. The Company does not believe these adverse factors have negatively impacted its senior living community portfolio to the same extent it has affected other senior living facilities in the industry. However, as a result of this environment, the Company will focus its energies on maximizing the profitability of its existing senior living communities and will pursue only new senior living investments that are compelling.

     The Company may also seek to monetize its portfolio of senior living communities by further leveraging its portfolio through additional mortgage debt financing. The Company would reinvest any proceeds from a senior living monetization into its lodging business and for general corporate purposes.

Hotel Lodging Industry

     The lodging industry posted modest gains in 1999 as higher average daily rates drove moderate increases in REVPAR despite declines in occupancy. During the five year period from 1993 through 1997, the lodging industry benefitted significantly from a favorable supply/demand imbalance, driven in part by low construction levels combined with high gross domestic product ("GDP") growth. In 1998 and 1999, however, supply has moderately outpaced demand, causing slight declines in occupancy rates in the upscale and luxury full-service segments.

     These declines in occupancy, however, were more than offset by increases in average daily rates which generated higher REVPAR. The current amount of excess supply in the lodging industry is relatively moderate and much less severe than that experienced in the lodging industry beginning in 1989, in part because of the greater financial discipline and lending practices imposed by financial institutions and public markets today relative to those during the late 1980s. The Company believes that the current environment of excess supply will most likely continue over the next twelve to eighteen months, although any excess supply is expected to be moderate given the fact that demand is expected to grow at the same 1% to 2% rate as projected GDP and new construction has been significantly limited by capital constraints. The Company believes that REVPAR will continue to grow through 2000, but at a slower rate due to slower growth in average daily rates and a continued decline in average occupancy. However, there can be no assurance that growth in supply will remain moderate or that REVPAR and operating profits will continue to improve.

Managed Hotel Properties

     The Company's managed hotel portfolio represents quality properties in the upscale and moderate-priced full-service, and the moderate-priced and extended-stay limited-service segments. The conference centers under the Company's management are generally adjacent to a managed hotel property. The hotels and conference centers are managed under management and lease agreements. The hotels are generally operated under the Marriott, Hilton, Renaissance, Courtyard by Marriott, Residence Inn, Crowne Plaza and Holiday Inn brand names under franchise agreements.

     The following table sets forth, as of the date hereof, the location and number of rooms relating to each of the Company's managed hotels and conference centers.

Location                                      Rooms
--------------------------------------------  -----
Alabama
  Marriott's Grand Hotel & Resort Club......    306
Florida
  Holiday Inn Beachside, Key West (1).......    222
  Jacksonville Marriott (2).................    256
  Jacksonville Courtyard....................    137
  Marriott's Bay Point Resort Village.......    355
  Palm Beach Gardens Marriott (2)...........    279
  Ramada Plaza Gateway, Orlando.............    500
  Singer Island Hilton (2)..................    223
Georgia
  Atlanta Buckhead-Lenox Residence Inn (1)..    150
  Atlanta Gwinnett Place Residence Inn (1)..    132
  Atlanta Marriott Gwinnett Place...........    426
  Brasstown Valley Resort (3)...............    134
  Emory Conference Center Hotel (3).........    198
  Emory Inn (3).............................    107
  Loudermilk Conference Center..............      -
  Turner Conference Center..................      -
Maryland
  Baltimore Inner Harbor Courtyard (4)......    205
New Jersey
  Princeton Courtyard.......................    153
North Carolina
  Greenville Courtyard......................     84
Pennsylvania
  Harrisburg Crowne Plaza (5)...............    260
South Carolina
  Greenville Airport Marriott...............    204
Virginia
  Lynchburg Courtyard.......................     90
  Norfolk Waterside Conference Center.......      -
  Norfolk Waterside Marriott (2)............    404
  Portsmouth Renaissance Hotel (6)..........    250
  Portsmouth Waterfront Conference Center (6)               -
Washington, D.C.
  Holiday Inn on the Hill (1)...............    342
                                              -----
     Total..................................  5,417
                                              =====

-----------
(1) Hotel is managed under a lease agreement.
(2) Hotel is also leased by the Company from Host Marriott.
(3) Hotel is not managed under a franchise agreement.
(4) Hotel is currently under construction and expected to open in November 2000. The Company has entered into an agreement to acquire this hotel at completion of construction.
(5) Hotel was previously operated as a Ramada Inn. The hotel is currently closed and is scheduled to reopen in June 2000 as a Crowne Plaza hotel.
(6) Hotel and conference center are currently under construction and expected to open in October 2000. The Company owns a majority equity interest in this hotel and conference center.

Owned Hotel Properties

  The Company's owned hotel portfolio consists of ownership interests in ten Residence Inn hotels (1,150 rooms) and the 250-room Portsmouth Renaissance Hotel and Waterfront Conference Center. The Company also entered into an agreement to acquire the 205-room Baltimore Inner Harbor Courtyard upon the completion of construction.

  The Company owns an 82% controlling interest in a partnership that owns ten Residence Inn limited-service hotels that are managed by Marriott International under a long-term management agreement. In February 2000, the Company sold an eleventh hotel that was originally included in the partnership. The Residence Inns owned by the Company are extended-stay limited-service hotels which cater primarily to business and family travelers who stay more than five consecutive nights. Residence Inns typically have 80 to 130 studio and two-story penthouse suites. Residence Inns generally are located in suburban settings throughout the United States and feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inns do not have restaurants, but offer complimentary continental breakfast. In addition, most Residence Inns provide a complimentary evening hospitality hour. Each suite contains a fully equipped kitchen, and many suites have woodburning fireplaces. The average age of the Company's owned Residence Inns is ten years. Seven of the Residence Inns won quality awards from Marriott International and one of the hotels won "Residence Inn of the Year" for 1999.

  The table below sets forth 1999 information for the Residence Inns owned by the Company since the acquisition on March 26, 1999:

  Number of properties (1)....      11
  Number of rooms.............   1,294
  Average daily rate..........  $99.40
  Occupancy percentage........    85.1%
  REVPAR (2)..................  $84.63

  The table below sets forth comparable information for the Residence Inns owned by the Company, including periods prior to the Company's ownership:

                                            Fiscal Year
                                   ----------------------------
                                     1999      1998      1997
                                   --------  --------  --------

     Number of properties (1)....       11        11        11
     Number of rooms.............    1,294     1,294     1,294
     Average daily rate..........   $98.49    $96.87    $93.15
     Occupancy percentage........     84.8%     85.1%    86.4%
     REVPAR......................   $83.52    $82.48    $80.51
     REVPAR % change.............      1.3%      2.4%        -

-----------
(1)   In February 2000, the Company sold one of the Residence Inns (144 rooms).
(2) REVPAR measures daily room revenues generated on a per room basis. REVPAR does not include food and beverage or other ancillary revenues generated by the property. REVPAR represents the combination of the average daily room rate charged and the average daily occupancy achieved.

     For 1999, REVPAR increased 1.3% for the Company's owned Residence Inns, due to an increase in room rates of 1.7%, while average occupancy decreased slightly to 84.8%.

     The following table presents information for the Residence Inn properties owned by the Company for fiscal year 1999, including periods prior to the Company's ownership:

                                       Average
                                        Number               Average
                             Number    of Guest   Average     Daily
Geographic Region           of Hotels   Rooms    Occupancy    Rate    REVPAR
--------------------------  ---------  --------  ----------  -------  ------
  Southeast...............          2       110       82.5%  $ 89.87  $74.13
  Mid-Atlantic............          1       144       73.6%    80.37   59.15
  Midwest.................          1       118       85.9%    91.18   78.34
  Northeast...............          2       118       90.0%   106.94   96.22
  South Central...........          2       115       83.4%    98.47   82.12
  Western.................          3       115       87.9%   106.49   93.64
     Average all regions..         11       118       84.8%    98.49   83.52

     In addition, the Company has a majority equity interest in the Portsmouth Renaissance Hotel and Waterfront Conference Center currently under construction that is scheduled to open in October 2000. The hotel will be managed by the Company under a long-term management agreement and is adjacent to the conference center that will also be managed by the Company. The hotel amenities include meeting and banquet space, a variety of restaurants and lounges, a swimming pool, health club, gift shop and parking facilities. The Company also entered into an agreement to acquire the Baltimore Inner Harbor Courtyard upon the completion of construction. The hotel is scheduled to open in November 2000. The hotel will be situated on the Baltimore Inner Harbor as part of an office, retail and entertainment development project. The Company will also manage the Baltimore Inner Harbor Courtyard.

     The following table sets forth, as of the date hereof, the location, number of rooms and ownership interest in each of the Company's owned hotels.

                                                Ownership
Location                                 Rooms  Percentage
---------------------------------------  -----  -----------
Alabama
  Montgomery Residence Inn.............     94          82%
California
  Bakersfield Residence Inn............    114          82%
  Concord-Pleasant Hill Residence Inn..    126          82%
  San Ramon Residence Inn..............    106          82%
Connecticut
  Meriden Residence Inn (1)............    106          82%
Georgia
  Atlanta Airport-Haperville
     Residence Inn.....................    126          82%
Massachusetts
  Boston Tewksbury Residence Inn.......    130          82%
Maryland
  Baltimore Downtown
     Courtyard (2)(3)..................    205         100%
Ohio
  Cincinnati-Blue Ash Residence Inn....    118          82%
Texas
  Dallas-Las Colinas Residence Inn.....    120          82%
  Houston-Clear Lake Residence Inn.....    110          82%
Virginia
  Portsmouth Renaissance Hotel and
     Waterfront Conf. Ctr. (1)(2)(4)...    250          67%
                                         -----
     Total.............................  1,605
                                         =====

-----------
(1) The land on which the hotel is built is leased by the Company under a long-term ground lease.
(2) The Company will manage the hotel under a long-term management contract.
(3) The Company will purchase the hotel upon the completion of construction.
    The hotel is scheduled to open in November 2000.
(4) Hotel and conference center are currently under construction and scheduled to open in October 2000. The hotel and conference center will be leased for an initial period of 50 years plus options to renew the leases for up to an additional 49 years.

Leased and Subleased Hotel Properties

  The Company's full-service hotel lease portfolio represents quality properties in the upscale and luxury full-service lodging segments. The full-service hotel properties are operated under, among others, the Marriott, Ritz-Carlton, Four Seasons, Hyatt, SwissHotel and Hilton brand names. In addition, the limited-service hotels subleased from Host Marriott are operated under the Courtyard by Marriott (moderate-price) and Residence Inn (extended-stay) brand names.

  The following tables set forth certain information with respect to the operations of the hotels leased or subleased by the Company for fiscal years 1999, 1998 and 1997. Since the Company's hotel leases and subleases did not commence until January 1, 1999, the information provided below for fiscal years 1998 and 1997 consists of historical information prior to the Company's leasehold interest. The information for fiscal years 1998 and 1997 has been provided for comparative information purposes.

                                                    As of
                                               December 31, 1999                          Fiscal Year 1999
                                         ------------------------------  --------------------------------------------
                                            Number          Number         Hotel                              Average
                                           of Hotels       of Rooms       Revenues    Occupancy   Daily Rate  REVPAR
                                         -----------  ----------------  ----------  -----------  ----------  -------
                                                                     (in thousands)
Full-service......................                116            55,413  $3,859,756        77.7%     $149.55  $116.22
Limited-service (moderate-price)..                 53             7,612     232,820        80.4        93.97    75.58
Limited-service (extended-stay)...                 18             2,178      70,197        83.0       100.96    83.79
                                               ------        ----------  ----------
                                                  187            65,203  $4,162,773
                                               ======        ==========  ==========

                                                                                         Fiscal Year 1998
                                                                          --------------------------------------------
                                            Number          Number          Hotel                              Average
                                           of Hotels       of Rooms        Revenues    Occupancy   Daily Rate   REVPAR
                                         ------------  ---------------    ----------  -----------  ----------  -------
                                                                     (in thousands)
Full-service......................                121            56,230   $3,756,589        77.5%     $143.59  $111.29
Limited-service (moderate-price)..                 53             7,606      224,727        80.5        90.71    73.04
Limited-service (extended-stay)...                 18             2,178       71,775        84.1       102.15    85.86
                                               ------        ----------   ----------
                                                  192            66,014   $4,053,091
                                               ======        ==========   ==========


                                                                                         Fiscal Year 1997
                                                                          --------------------------------------------
                                            Number          Number          Hotel                              Average
                                           of Hotels       of Rooms        Revenues    Occupancy   Daily Rate   REVPAR
                                         ------------  ---------------    ----------  -----------  ----------  -------
                                                                     (in thousands)
Full-service......................                121           56,230    $3,461,732        77.6%     $133.39  $103.52
Limited-service (moderate-price)..                 53            7,606       211,889        81.1        84.30    68.38
Limited-service (extended-stay)...                 18            2,178        69,720        83.3        99.96    83.27
                                               ------       ----------    ----------
                                                  192           66,014    $3,743,341
                                               ======       ==========    ==========

     Full-Service. The Company's leased full-service hotels average nearly 500 rooms. Thirteen of the hotels leased by the Company have more than 750 rooms. The full-service hotels typically include convention and banquet facilities, a variety of restaurants and lounges, swimming pools, gift shops and parking facilities. The full-service hotels leased by the Company primarily serve business and pleasure travelers and group meetings at locations in downtown and suburban areas, near airports and at resort and convention locations throughout the United States. The properties are generally well situated in locations where there are significant barriers to entry by competitors, including downtown areas of major metropolitan cities, at airports and at resort/convention locations where there are limited or no development sites. Marriott International or its affiliates serve as the manager for 95 of the 116 full-service hotels leased by the Company, and all but twelve are part of Marriott International's full-service hotel system.

     The table below sets forth comparable performance information for the 116 full-service hotels leased by the Company as of December 31, 1999:

                                        Fiscal Year (1)
                                       ------------------
                                        1999      1998
                                       -------   -------
     Number of rooms.......             55,413    55,203
     Average daily rate....            $149.27   $143.48
     Occupancy percentage..               77.7%     77.6%
     REVPAR................            $115.94   $111.39
     REVPAR % change.......                4.1%        -

-----------
(1)  Results exclude the five hotels sold by Host Marriott in 1999.

     Revenues in 1999 for nearly all of the full-service hotels leased by the Company from Host Marriott were improved or comparable to 1998. This improvement was achieved through steady increases in customer demand, as well as yield management techniques applied by the manager to maximize REVPAR on a property-by-property basis. Comparable REVPAR for the full-service hotel properties increased 4.1% for fiscal year 1999 as comparable average room rates increased 4.0% and average occupancy increased slightly to 77.7%. The relatively high occupancy rates of the hotels allowed the managers of the hotels to selectively raise room rates. Overall, this resulted in moderate revenue growth. Revenues expanded at a 2.7% rate for the hotels and house profit margins increased by almost one percentage point. The Company believes that the full-service hotels leased by the Company from Host Marriott have outperformed the industry's average REVPAR growth rates.

     The Company and the hotel managers will continue to focus on cost control in an attempt to ensure that hotel revenue increases serve to maximize house and operating profit. While control of fixed costs serves to improve profit margins as hotel revenues increase, it also results in more hotel properties reaching financial performance levels that allow the managers to share in the growth of profits in the form of incentive management fees. The Company believes this is a positive development as it strengthens the alignment of the Company's interests, as lessee, and the managers' interests.

     The following table presents certain information for the full-service hotels leased by the Company by geographic region for fiscal year 1999:

                                             Average
                                             Number               Average
                                  Number    of Guest   Average     Daily
Geographic Region                of Hotels    Rooms   Occupancy     Rate    REVPAR
-------------------------------  ---------  --------  ----------  -------  -------
     Atlanta...................         11       487       74.7%  $148.78  $111.12
     Florida...................         12       503       77.4%   144.54   111.81
     Mid-Atlantic..............         17       365       75.8%   132.80   100.69
     Midwest...................         16       372       75.6%   128.01    96.81
     New York..................         12       651       83.4%   198.49   165.50
     Northeast.................         10       382       77.7%   147.08   114.34
     South Central.............         17       511       76.9%   123.92    95.35
     Western...................         26       505       78.1%   155.81   121.70
          Average all regions..        121       471       77.7%   149.55   116.22

     Limited-Service -- Courtyard by Marriott Hotels.   The Courtyard by
Marriott hotels subleased by the Company are moderate-priced, limited-service hotels aimed at individual business and pleasure travelers, as well as families. Courtyard by Marriott hotels typically have approximately 150 rooms at locations in suburban areas or near airports throughout the United States. The Courtyard by Marriott hotels include well-landscaped grounds, a courtyard with a pool and socializing areas. Each Courtyard by Marriott hotel subleased by the Company features meeting rooms and a restaurant and lounge with approximately 80 seats.

      The table below sets forth comparable performance information for the Courtyard by Marriott hotels subleased by the Company:

                                   Fiscal Year
                             -------------------------
                              1999     1998     1997
                             -------  -------  -------
     Number of properties..      53       53       53
     Number of rooms.......   7,612    7,606    7,606
     Average daily rate....  $93.97   $90.71   $84.30
     Occupancy percentage..    80.4%    80.5%    81.1%
     REVPAR................  $75.58   $73.04   $68.38
     REVPAR % change.......     3.5%     6.8%       -

     The Courtyard by Marriott hotels subleased by the Company benefited in 1999 from REVPAR growth of 3.5% due to increases in room rates of 3.6%, although occupancy decreased slightly. Revenues in 1999 increased 3.6%, while house profit margins increased slightly.

     The following table presents information for the Courtyard by Marriott properties subleased by the Company by geographic region for fiscal year 1999:

                                             Average
                                             Number               Average
                                   Number   of Guest   Average     Daily
Geographic Region                of Hotels   Rooms    Occupancy     Rate   REVPAR
-------------------------------  ---------  --------  ----------  -------  ------
     Southeast.................          9       143       79.4%  $ 81.88  $65.01
     Mid-Atlantic..............         11       144       80.4%    97.60   78.48
     Mid-west..................          6       142       77.8%    84.62   65.87
     Northeast.................         15       142       82.4%   101.86   83.93
     South Central.............          3       153       75.4%    78.74   59.33
     Western...................          9       144       81.8%    99.01   80.99
          Average all regions..         53       144       80.4%    93.97   75.58

     Limited-Service -- Residence Inns.   The Residence Inns subleased by the
Company are extended-stay, limited-service hotels which cater primarily to business and family travelers who stay more than five consecutive nights. Residence Inns typically have 80 to 130 studio and two-story penthouse suites. Residence Inns generally are located in suburban settings throughout the United States and feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inns do not have restaurants, but offer complimentary continental breakfast. In addition, most Residence Inns provide a complimentary evening hospitality hour. Each suite contains a fully equipped kitchen, and many suites have woodburning fireplaces.

     The table below sets forth comparable performance information for the Residence Inns subleased by the Company:

                                      Fiscal Year
                             ---------------------------
                               1999      1998     1997
                             --------  --------  -------
     Number of properties..       18        18       18
     Number of rooms.......    2,178     2,178    2,178
     Average daily rate....  $100.96   $102.15   $99.96
     Occupancy percentage..     83.0%     84.1%    83.3%
     REVPAR................  $ 83.79   $ 85.86   $83.27
     REVPAR % change.......    (2.4)%      3.1%       -

     For 1999, REVPAR decreased 2.4% for the Residence Inns subleased by the Company due to a decrease in room rates of 1.2% and a decrease in occupancy of slightly over one percentage point. Revenues in 1999 decreased 2.2% and house profit margins decreased by over two percentage points from the prior year reflecting the additional supply that has entered the extended-stay market.

     The following table presents information for Residence Inn extended-stay properties subleased by the Company by geographic region for fiscal year 1999:

                                             Average
                                             Number               Average
                                   Number   of Guest   Average     Daily
Geographic Region                of Hotels    Rooms   Occupancy    Rate    REVPAR
-------------------------------  ---------  --------  ----------  -------  -------
     Southeast.................          2       107       79.9%  $ 88.93  $ 71.09
     Mid-Atlantic..............          2       112       81.1%    94.87    76.90
     Midwest...................          3       153       86.9%   117.24   101.83
     Northeast.................          3       110       84.9%   101.70    86.32
     South Central.............          3       119       84.5%    87.03    73.54
     Western...................          5       119       79.9%   102.33    81.75
          Average all regions..         18       121       83.0%   100.96    83.79

     The following table sets forth, as of the date hereof, the location and number of rooms relating to each of the Company's leased or subleased hotels.

Leased Full-Service:

Location                                      Rooms
--------------------------------------------  ------
Arizona
  Mountain Shadows Marriott Resort..........     337
  Scottsdale Marriott Suites................     251
  The Ritz-Carlton, Phoenix.................     281
California
  Coronado Island Marriott Resort...........     300
  Cost Mesa Marriott Suites.................     253
  Desert Springs Marriott Resort and Spa....     884
  Fullerton Marriott........................     224
  Hyatt Regency, Burlingame.................     793
  Manhattan Beach Marriott..................     385
  Marina Beach Marriott.....................     371
  Newport Beach Marriott Hotel & Tennis Club     578
  Newport Beach Marriott Suites.............     250
  Ontario Airport Marriott (2)..............     299
  San Diego Marriott Hotel and Marina.......   1,354
  San Francisco Airport Marriott............     684
  San Francisco Marriott Fisherman's Wharf (2)   285
  San Francisco Marriott....................   1,500
  San Ramon Marriott........................     368
  Santa Clara Marriott......................     754
  The Ritz-Carlton, Marina del Rey..........     306
  The Ritz-Carlton, San Francisco...........     336
  Torrance Marriott.........................     487
Colorado
  Denver Marriott Southeast.................     596
  Denver Marriott Tech Center...............     628
  Denver Marriott West......................     307
  Vail Marriott Mountain Resort.............     349
Connecticut
  Hartford Marriott Farmington..............     381
  Hartford Marriott Rocky Hill..............     251
Florida
  Biscayne Bay Marriott Hotel and Marina....     599
  Fort Lauderdale Marina Marriott...........     580
  Jacksonville Marriott (1)(2)..............     256
  Miami Airport Marriott....................     772
  Orlando World Center Marriott Resort......   1,501
  Palm Beach Gardens Marriott (1)(2)........     279
  Singer Island Hilton (1)(2)...............     223
  Tampa Airport Marriott....................     296
  Tampa Marriott Westshore..................     310
  The Ritz-Carlton, Amelia Island...........     449
  The Ritz-Carlton, Naples..................     463
Georgia
  Atlanta Marriott Marquis..................   1,675
  Atlanta Marriott Suites Midtown...........     254
  Atlanta Marriott Norcross.................     222
  Atlanta Marriott Northwest................     400
  Atlanta Marriott Perimeter Center.........     400
  Grand Hyatt, Atlanta......................     437
  JW Marriott Hotel at Lenox................     371
  The Four Seasons, Atlanta.................     244
  The Ritz-Carlton, Atlanta.................     441
  The Ritz-Carlton, Buckhead................     553
  SwissHotel, Atlanta.......................     365
Illinois
  Chicago Marriott Suites Deerfield.........     248
  Chicago Marriott Suites Downers Grove.....     254
  Chicago Downtown Courtyard................     334
  Chicago Marriott O'Hare...................     681
  Chicago Marriott O'Hare Suites............     256
  SwissHotel, Chicago.......................     632
Indiana
  South Bend Marriott.......................     298
Louisiana
  New Orleans Marriott......................   1,290
Maryland
  Bethesda Marriott.........................     407
  Gaithersburg Marriott Washingtonian Center     284
Massachusetts
  Boston Marriott Newton....................     430
  Hyatt Regency, Cambridge..................     469
  SwissHotel, Boston........................     500
Michigan
  Detroit Marriott Livonia..................     224
  Detroit Marriott Romulus..................     246
  Detroit Marriott Southfield...............     226
  The Ritz-Carlton, Dearborn................     308
Minnesota
  Minneapolis Marriott City Center..........     583
Missouri
  Kansas City Airport Marriott..............     382
New Hampshire
  Nashua Marriott...........................     241
New Jersey
  Hanover Marriott..........................     353
  Newark Airport Marriott...................     591
  Park Ridge Marriott.......................     289
New Mexico
  Albuquerque Marriott......................     411
New York
  New York Marriott Financial Center........     504
  New York Marriott Marquis.................   1,946
  New York Marriott World Trade Center......     818
  The Drake (SwissHotel), New York..........     495
North Carolina
  Charlotte Marriott Executive Park (2).....     297
  Greensboro-High Point Marriott Airport....     299
  Raleigh Marriott Crabtree Valley..........     375
  Marriott at Research Triangle Park........     224
Ohio
  Dayton Marriott...........................     399
Oklahoma
  Oklahoma City Marriott....................     354
  Oklahoma City Waterford (2)...............     197
Oregon
  Portland Marriott Downtown................     503



Location
--------------------------------------------  -----
Pennsylvania
  Four Seasons, Philadelphia................     365
  Philadelphia Marriott.....................   1,410
  Philadelphia Airport Marriott.............     419
  Pittsburgh Marriott City Center (2).......     401
Tennessee
  Memphis Marriott..........................     400
Texas
  Dallas/Fort Worth Airport Marriott........     491
  Dallas Marriott Quorum by the Galleria....     548
  Houston Airport Marriott..................     566
  Houston Marriott Medical Center...........     386
  JW Marriott Houston.......................     514
  Plaza San Antonio, a Marriott Hotel  (2)..     252
  San Antonio Marriott Rivercenter..........     999
  San Antonio Marriott Riverwalk............     511
Utah
  Salt Lake City Marriott...................     509
Virginia
  Fairview Park Marriott....................     395
  Hyatt Regency, Reston.....................     517
  Key Bridge Marriott.......................     588
  Norfolk Waterside Marriott (1)(2).........     404
  Pentagon City Residence Inn...............     299
  The Ritz-Carlton, Tysons Corner...........     398
  Washington Dulles Airport Marriott........     367
  Washington Dulles Marriott Suites.........     253
  Westfields Marriott.......................     340
  Williamsburg Marriott.....................     295
Washington
  Seattle Marriott SeaTac Airport...........     459
Washington, D.C.
  Marriott at Metro Center..................     456
Canada
  Calgary Marriott..........................     384
  Toronto Airport Marriott..................     424
  Toronto Marriott Eaton Centre.............     459
  Toronto Delta Meadowvale (2)..............     374
                                              ------
     Total..................................  55,413
                                              ======

  Subleased Limited-Service -- Courtyard by
  Marriott:

Location                                      Rooms
--------------------------------------------  ------
Arizona
  Phoenix Camelback.........................     155
  Scottsdale Mayo Clinic....................     124
California
  Camarillo.................................     130
  Fountain Valley...........................     150
  Los Angeles Airport.......................     146
  Laguna Hills..............................     136
  San Jose Airport..........................     151
  Torrance South Bay........................     151
Delaware
  Wilmington................................     152
Florida
  Boca Raton................................     152
  Jacksonville Mayo Clinic..................     146
  Miami Lakes...............................     151
Georgia
  Atlanta Airport North.....................     152
  Atlanta Cumberland........................     182
  Atlanta Jimmy Carter Boulevard............     122
  Atlanta Midtown...........................     168
  Macon.....................................     108
Illinois
  Chicago Arlington Heights North...........     152
Indiana
  Indianapolis Carmel.......................     149
Iowa
  Quad Cities...............................     108
Maryland
  Columbia..................................     152
  Greenbelt.................................     152
Massachusetts
  Boston Danvers............................     122
  Boston Foxborough.........................     149
  Boston Lowell.............................     120
  Boston Milford............................     152
  Boston Norwood............................     148
  Boston Stoughton..........................     152
  Boston Woburn.............................     121
Michigan
  Auburn Hills..............................     148
Minnesota
  Eden Prairie..............................     149
Missouri
  Kansas City Airport.......................     149
  Kansas City South.........................     149
New Jersey
  Hanover...................................     149
  Mahwah....................................     146
  Tinton Falls..............................     121
New York
  Fishkill..................................     152
  Syracuse..................................     149
North Carolina
  Charlotte Research Park...................     152
  Fayetteville..............................     108
  Raleigh Durham Airport....................     152
Pennsylvania
  Philadelphia Airport......................     152
  Pittsburgh Airport........................     148
  Willow Grove..............................     149
Rhode Island
  Newport...................................     148
South Carolina
  Spartanburg...............................     108
Tennessee
  Chattanooga...............................     109
Texas
  Dallas Northpark..........................     160
Virginia
  Arlington/Rosslyn.........................     162
  Dulles Airport............................     149
  Williamsburg..............................     151
Washington
  Bellevue..................................     152
Wisconsin
  Brookfield................................     147
                                              ------
     Total..................................   7,612
                                              ======

  Subleased Limited-Service -- Residence Inns:

Location                  Rooms
------------------------  -----
Arizona
  Flagstaff.............    102
  Scottsdale............    122
  Tempe.................    126
California
  Fountain Valley.......    122
  Rancho Bernardo.......    123
Georgia
  Atlanta Alpharetta....    103
Illinois
  Chicago Downtown......    221
Maryland
  Annapolis.............    102
Massachusetts
  Westborough...........    109
Michigan
  Warren................    133
New Mexico
  Albuquerque...........    112
New York
  Syracuse..............    102
North Carolina
  Durham................    122
Ohio
  Columbus Dublin.......    106
Pennsylvania
  Willow Grove..........    118
Tennessee
  Nashville Brentwood...    110
Texas
  Dallas Northpark......    103
  Dallas Market Center..    142
                          -----
     Total..............  2,178
                          =====

-----------
(1) Hotel is also managed by the Company.
(2) Property is operated under a franchise agreement.

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

     The Company believes, however, that many senior living markets, and in particular the assisted living markets, have become or are on the verge of becoming overbuilt. The rapid development of assisted living has caused some supply/demand imbalances which the Company believes could create acquisition and/or leasing opportunities in markets that possess strong long-term fundamentals. However, overbuilding in markets in which the Company's assisted living facilities are located could cause the Company's assisted living facilities to experience decreased occupancy, depressed operating margins and lower operating results.

Senior Living Communities

     As of the date hereof, the Company's senior living communities portfolio consists of 31 upscale properties with nearly 7,500 units. The senior living communities represent high quality assets in the senior living lodging segment and offer a combination of independent living, assisted living, special care and healthcare components that differ mostly by the level of senior care services provided.

     The senior living communities provide a residential atmosphere in a campus environment that offers residents an array of services and accommodations with amenities such as dining facilities, lounges, and game and craft rooms. The residents are provided with meals, housekeeping, security and transportation and each unit is equipped with a 24 hour emergency call system. Each resident enters into a residency agreement that may be terminated by the resident on short notice.

     Independent living, which represents 55% of the Company's senior living units, generally consists of large apartments or villas that vary in size from studios to two-bedrooms which are designed to offer the resident a residential and independent environment.

     Assisted living, which represents 20% of the Company's senior living units, offers the residents a smaller apartment designed to provide a supportive environment that encourages independent living. The Company's assisted living facilities provide the residents with assistance with activities of daily living ("ADLs") such as eating, bathing, grooming, dressing or medicine reminders.

     Special care centers, which represent 3% of the Company's senior living units, provide personal assistance with Alzheimer's disease or other forms of dementia. Residents in the Company's special care centers are provided private rooms in a facility designed to meet the special needs of Alzheimer's disease.

     Healthcare facilities, which represent 22% of the Company's senior living units, are designed for residents who develop further physical or cognitive frailties. The Company's healthcare facilities offer its residents private or semi-private rooms with a skilled nursing staff on-site. The Company's healthcare beds are licensed by their respective states and are generally operated as skilled nursing facilities. All of the Company's healthcare facilities also provide ancillary healthcare services such as physical, occupational, speech and learning therapy at an additional cost to the residents.

     In most cases, each resident of independent living is entitled to priority admission in assisted living, special care or healthcare. The Company's senior living communities focus on private pay customers. Revenues from Medicare and Medicaid accounted for 10% of the Company's total senior living community revenue in 1999. The average age of the senior living communities is 15 years.

                                   1999                        1998
                           --------------------------  --------------------------
                                  Average                      Average
                                   Daily    Average             Daily    Average
                           Units   Rate    Occupancy    Units   Rate    Occupancy
                           -----  -------  ----------  ------  -------  ----------
     Independent living..  4,079  $ 80.59       93.9%   4,012  $ 77.15       94.8%
     Assisted living.....  1,524    90.86       80.8    1,430    83.86       87.1
     Special care........    256   122.96       80.3      178   128.38       84.8
     Healthcare..........  1,638   121.74       88.9    1,634   116.80       91.4
                           -----  -------       ----   ------  -------       ----
     Combined............  7,497  $ 92.61       89.7%   7,254  $ 88.44       92.2%
                           =====  =======       ====   ======  =======       ====

     During 1999, the average occupancy at the senior living communities was approximately 89.7% and the average daily rate was $92.61. Overall occupancies for 1999 and 1998 were lower than the historical occupancies due to the significant number of expansion units added and the time required to fill the expansion units.

     The Company is an active owner of its senior living communities portfolio. The Company focuses on maximizing profitability throughout the portfolio. The Company's asset management department works closely with Marriott International to identify and evaluate opportunities to increase profitability by making selective investments where favorable incremental returns are expected, including the expansion of certain properties, or implementing new cost control programs. Aggregate renovation expenditures for the senior living communities totaled approximately $9 million in 1999, $7 million in 1998 and $3 million for the period from June 21, 1997 through January 2, 1998.

     The following table sets forth certain information as of the date hereof, relating to each of the senior living communities. The Company holds the fee interest in each of the senior living communities, except as otherwise indicated. All of the properties are encumbered by secured debt, unless otherwise indicated. All of the senior living communities are operated by MSLS.

Location                               Units
-------------------------------------  -----
Arizona
  The Forum at Desert Harbor.........   290
  The Forum at Pueblo Norte..........   296
  The Forum at Tucson................   327
California
  The Remington Club I...............   205
  The Remington Club II..............   200
Delaware
  Forwood Manor......................   242
  Foulk Manor North..................   161
  Foulk Manor South..................   108
  Millcroft..........................   198
  Shipley Manor......................   159
Florida
  Coral Oaks.........................   317
  The Forum at Deer Creek............   292
  Fountainview.......................   337
  Park Summit........................   281
  Springwood Court...................    85
  Tiffany House......................   109
Indiana
  The Forum at the Crossing..........   221
Kansas
  The Forum at Overland Park.........   205
Kentucky
  The Forum at Brookside.............   324
  The Lafayette at Country Place(1)..   149
  The Lexington at Country Place(1)..   133
Massachusetts
  Gables at Winchester...............   125
New Jersey
  Leisure Park(2)....................   418
New Mexico
  The Montebello on Academy..........   209
Ohio
  The Forum at Knightsbridge(1)......   315
South Carolina
  Myrtle Beach Manor.................   164
Texas
  The Forum at Lincoln Heights.......   269
  The Forum at Memorial Woods........   423
  The Montevista at Coronado.........   261
  The Forum at Park Lane.............   318
  The Forum at the Woodlands(2)......   356
                                      -----
     Total........................... 7,497
                                      =====

-----------
(1) The land on which the community is built is leased by the Company under a long-term ground lease agreement.
(2) Property is not encumbered by secured debt.

Marketing

     Affiliation with a national or regional brand is prevalent in the lodging industry with a majority of domestic hotels affiliated with a brand either through management contracts or franchise agreements. A substantial majority of the Company's hotels are managed under the various brand names of Marriott International including the Marriott, Ritz-Carlton, Renaissance, Courtyard by Marriott and Residence Inn brand names. The Company believes that these Marriott International-branded hotels will continue to enjoy competitive advantages arising from their participation in the Marriott International hotel system. Marriott International's nationwide marketing programs and reservation systems as well as the advantage of the strong customer preference for Marriott brands should also help these properties to maintain or increase their premium over competitors in both occupancy and room rates. Repeat guest business in the Marriott International hotel system is enhanced by the Marriott Rewards and Marriott Miles programs. Marriott Rewards membership includes more than 10 million members.

     The Marriott reservation system provides Marriott International reservation agents complete descriptions of the rooms available for sale and up-to-date rate information from the hotels. The reservation system also features connectivity to airline reservation systems, providing travel agents with access to available rooms inventory for all the Marriott International brand name hotels. In addition, software at Marriott International's centralized reservations centers enables agents to immediately identify the nearest Marriott International brand hotel with available rooms when a caller's first choice is fully occupied.

Competition

     Lodging.   The United States lodging industry generally is comprised of two broad segments: full-service hotels and limited-service hotels. Full-service hotels generally offer restaurant and lounge facilities and meeting spaces, as well as a wide range of services, typically including bell service and room service. Limited-service hotels generally offer accommodations with limited or no services and amenities. The lodging industry, in general, is highly competitive, but the degree of competition varies from location to location and over time the hotels' success will be dependent, in large part, upon the ability to compete in such areas as access, location, quality of accommodations, room rates, structure, the quality and scope of food and beverage facilities and other service amenities. The Company's hotels compete with several other major lodging brands in each segment in which they operate. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. Further, competing properties may be built or existing projects enhanced. The lodging industry, including the Company's hotels, also may be adversely affected in the future by (i) national and regional economic conditions, (ii) changes in travel patterns, (iii) taxes and government regulations which influence or determine wages, prices, interest rates, construction procedures and costs, (iv) the availability of credit and (v) other factors beyond the control of the Company. Although the competitive position of each of the hotel properties differs from market to market, the Company believes that its hotels will compare favorably to their competitive set in the markets in which they operate on the basis of these factors. The following table presents key participants in segments of the lodging industry in which the Company competes:


Segment                    Representative Participants
-------                    ---------------------------
Luxury Full-Service        Ritz-Carlton; Four Seasons
Upscale Full-Service       Marriott Hotels, Resorts and Suites; Crowne Plaza;
                           Doubletree; Hyatt; Hilton; Radisson; Renaissance;
                           Sheraton; SwissHotel; Westin; Wyndham
Moderate-priced            Courtyard by Marriott; AmeriSuites; Hampton Inn
                           and Suites; Hilton Garden Inn; Holiday Inn; Ramada
                           Inn; Sheraton Four Points; Wyndham Garden
Extended-stay              Residence Inn; Hawthorne Suites; Homewood Suites
                           by Hilton; Summerfield Suites

     Senior Living.   The Company's senior living communities compete with
facilities of varying similarity in the respective geographical market areas in which the senior living communities are located. Competing facilities are generally operated on a regional and local basis by religious groups and other nonprofit organizations, as well as by public and private operators. There are a limited number of operators on a national basis. The independent living components of the senior living communities face competition from various types of residential opportunities available to the elderly. However, the number of communities that offer on-premises healthcare services is limited. The assisted living and healthcare components of the Company's senior living communities compete with other assisted living and healthcare communities.

     Significant competitive factors for attracting residents to the independent living facilities of the senior living communities include price, physical appearance and amenities and services offered. Additional competitive factors for attracting residents to the assisted living and healthcare components of the senior living communities include quality of care, reputation, physician and nursing services available and family preferences. The Company believes that its senior living communities rate high in each of these categories, except that its senior living communities are generally more expensive than competing communities.

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

Other Investments

     In connection with the Distribution, the Company acquired from Host Marriott a 25 percent interest in SwissHotel Management (USA) LLC, a management company that manages five hotels in the United States for $4.5 million. Also, in connection with the Distribution, the Company acquired a five percent interest in a joint venture with Host Marriott that owns a $129 million first mortgage secured by five hotel properties owned by Host Marriott for $6.4 million. The Company also owns a three percent general partner interest in a partnership which owns one senior living community.

Relationship with Host Marriott after the Distribution

     Hotel Leases. In connection with the Distribution, wholly-owned subsidiaries of the Company entered into leases (the "Hotel Leases") with Host Marriott on December 31, 1998 for 121 full-service hotels. In 1999, Host Marriott sold five of the leased full-service hotels, resulting in the termination of the applicable Hotel Lease. Each Hotel Lease has a fixed term generally ranging from seven to ten years. The Hotel Leases have four seven-year renewal options at the option of the Company, however, Host Marriott may terminate any unexercised renewal options. The Company is required to pay the greater of (i) a minimum rent specified in each Hotel Lease, or (ii) a percentage rent based upon a specified percentage of aggregate sales from the hotel, including room sales, food and beverage sales, and other income, in excess of specified thresholds. The amount of minimum rent will be increased each year based upon 50% of the increase in CPI during the previous twelve months. Percentage rent thresholds will be increased each year based on a blend of any increases in CPI and the Employment Cost Index during the previous twelve months. The Hotel Leases will generally provide for a rent adjustment in the event of damage, destruction, partial taking or certain capital expenditures. The rent during any renewal periods will be negotiated at fair market value at the time the renewal option is exercised.

     The Company is responsible for paying all of the expenses of operating the hotels, including all personnel costs, utility costs, and general repair and maintenance of the hotels. In addition, the Company is responsible for all fees payable to the hotel manager, including base and incentive management fees, chain services payments and franchise or system fees. Host Marriott is responsible for real estate and personal property taxes, property casualty insurance, equipment rent, ground lease rent, maintaining a reserve fund for FF&E replacements and capital expenditures.

     In the event that Host Marriott disposes of a hotel free and clear of the Hotel Lease, Host Marriott would generally have to purchase the Company's interest in the Hotel Lease with the purchase price equal to the fair market value of the Company's leasehold interest in the remaining term of the Hotel Lease using a discount rate of 12%. Alternatively, Host Marriott would be entitled to (i) substitute a comparable hotel for any hotel that is sold, with the terms agreed to by the Company, or (ii) sell the hotel subject to the Hotel Lease, subject to the Company's approval under certain circumstances, in lieu of payment of the purchase price. In addition, Host Marriott also has the right to terminate up to twelve Hotel Leases in connection with the sale of a leased hotel without having to pay a termination fee. During 1999, Host Marriott exercised its right to terminate three Hotel Leases without paying a termination fee for three leased hotels that were sold during 1999. Conversely, the Company may terminate up to twelve Hotel Leases without penalty upon 180 days notice to Host Marriott. During 1999, the Company exercised its right to terminate five Hotel Leases. The Company may renegotiate the terms of these Hotel Leases with Host Marriott. If these five Hotel Leases are not renegotiated, they will terminate in fiscal year 2000, 180 days after each respective notification date. The other two hotels sold by Host Marriott in 1999 did not have termination fee provisions due to the pending sale of the hotels at the time the leases were entered into.

     As a result of the new tax legislation, Host Marriott may purchase all, but not less than all, of the Company's interest in the Hotel Leases beginning January 1, 2001 with the purchase price calculated as discussed above. The purchase price will be payable in cash or, subject to certain conditions, shares of Host Marriott common stock at the election of Host Marriott.

     As part of the Distribution, the Company and Host Marriott entered into guaranty and pooling agreements by which the Company and certain of its subsidiaries guarantee the Hotel Lease obligations. The Hotel Leases were placed into four different pools with all of the Hotel Leases having similar terms placed into the same pool. The parent subsidiary of each pool (the "Pool Parent") has a full guarantee obligation of the Hotel Leases in its respective pool. However, for each pool, the cumulative limit of the Company's guaranty obligation will be the greater of ten percent of the aggregate rent payable for the immediately preceding fiscal year under all Hotel Leases in the pool or ten percent of the aggregate rent payable under all Hotel Leases in the pool for 1999. In the event that the Company's obligation under a guaranty agreement for a pool is reduced to zero, the Company can terminate its guaranty and pooling agreement for that pool, and Host Marriott can terminate the Hotel Leases in the pool without penalty.

     Upon the commencement of the hotel leases, the Company purchased the working capital of the hotels from Host Marriott for approximately $95 million with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each Hotel Lease. The principal amount of each note is due upon the termination of each Hotel Lease. Upon termination of the Hotel Lease, the Company will sell the existing working capital to Host Marriott at its current value. To the extent the working capital delivered to Host Marriott is less than the value of the note, the Company will pay Host Marriott the difference in cash. However, to the extent the working capital delivered to Host Marriott exceeds the value of the note, Host Marriott will pay the Company the difference in cash. As of December 31, 1999, the outstanding balance of the hotel working capital notes was $90 million.

     FF&E Leases. In connection with the Distribution, if the average tax basis of a hotel's FF&E and other personal property exceeded 15% of the aggregate average tax basis of the hotel's real and personal property (the "Excess FF&E"), subsidiaries of the Company and affiliates of Host Marriott entered into lease agreements (the "FF&E Leases") for the Excess FF&E. The terms of the FF&E Leases generally range from two to three years, and rent under the FF&E Leases is a fixed amount. The Company will have the option at the expiration of the FF&E Lease term to either (i) renew the FF&E Leases for consecutive one year renewal terms at a fair market rental rate, or (ii) purchase the Excess FF&E for a price equal to its fair market value. If the Company does not exercise its purchase or renewal option, the Company is required to pay a termination fee equal to approximately one month's rent.

     Limited-Service Hotel Subleases. Host Marriott leases 71 limited-service hotels under the Residence Inn and Courtyard by Marriott brands (the "HPT Leases") from Hospitality Properties Trust, Inc. ("HPT"). The HPT Leases have initial terms expiring through 2012 for the Courtyard properties and 2010 for the Residence Inn properties, and are renewable at the option of Host Marriott. In connection with the Distribution, subsidiaries of the Company entered into sublease agreements with Host Marriott for these limited-service hotels (the "Subleases"). The terms of the Subleases will expire simultaneously with the expiration of the initial term of the HPT Leases. If Host Marriott elects to renew the HPT Leases, the Company can elect to also renew the Subleases for the corresponding renewal term.

     Each Sublease provides that generally all of the terms in the HPT Leases will apply to the Subleases. The HPT Leases require the lessee to pay rent equal to (i) a fixed minimum rent plus (ii) an additional rent based upon a specified percentage of gross revenues to the extent they exceed gross revenues from a base year. In addition, the HPT Leases require the lessee to pay all repair and maintenance costs, impositions, utility charges, insurance premiums and all fees payable under the hotel management agreements. Pursuant to the Subleases, subsidiaries of the Company are required to pay rent to Host Marriott equal to the minimum rent due under the HPT Leases and an additional rent based on a percentage of revenues. To the extent the reserves for FF&E replacements are insufficient to meet the hotel's capital expenditure requirements, HPT is required to fund the shortfall.

     The rent payable under the Subleases is guaranteed by the Company up to a maximum of $30 million. The Company's wholly-owned subsidiaries that are party to the Subleases were capitalized with $30 million in notes from the Company payable upon demand.

     As a result of the new tax legislation, Host Marriott may terminate all, but not less than all of the Subleases beginning January 1, 2001 upon payment of the termination fee equal to the fair market value of the Company's leasehold interests in the remaining term of the Subleases using a discount rate of five percent.

     For the purposes of governing certain of the ongoing relationships between the Company and Host Marriott after the Distribution and to provide mechanisms for an orderly transition, the Company and Host Marriott entered into various agreements in addition to the Hotel Leases and Subleases, as described below.

     Distribution Agreement.   The Company and Host Marriott entered into a
distribution agreement (the "Distribution Agreement"), which provides for, among other things, (i) the Distribution; (ii) the division between the Company and Host of certain assets and liabilities; (iii) the contribution to the Company of Host Marriott's 3% general partnership interest in a partnership, which owns a senior living community; (iv) the transfer to the Company of the 25% interest in SwissHotel Management (USA) LLC; (v) a guarantee by Host Marriott on certain company debt obligations; and (vi) certain other agreements governing the relationship between the Company and Host Marriott following the Distribution. The Company also granted Host Marriott a contingent right for a period of ten years to purchase the

Company's interest in SwissHotel Management (USA) LLC at fair market value in the event the tax laws are changed so that Host Marriott could own such interest without jeopardizing its status as a REIT.

     Subject to certain exceptions, the Distribution Agreement also provides for, among other things, the assumption of liabilities and cross-indemnities designed to allocate to the Company, effective as of the Distribution Date, financial responsibilities for liabilities arising out of, or in connection with, the business of the senior living communities.

     Asset Management Agreement.   In connection with the Distribution, the
Company entered into an asset management agreement (the "Asset Management Agreement") with Host Marriott and its affiliates for a term of two years (with a one-year automatic renewal) to provide asset management services to Host Marriott and its affiliates for its hotel portfolio. These services include:
(i) monitoring property/brand performance; (ii) pursuing expansion and repositioning opportunities; (iii) overseeing capital expenditure budgets and forecasts; (iv) assessing return on investment expenditure opportunities; and
(v) analyzing competitive supply conditions in each market. In 1999, the Company was paid an aggregate fixed annual fee of $4.5 million for services rendered under these contracts. In the first quarter of 2000, the Company and Host Marriott and its affiliates, renegotiated the Asset Management Agreement pursuant to a restructuring of the Company's asset management department. Under the amended Asset Management Agreement, the Company will be paid an aggregate annual fee of $3.5 million in fiscal year 2000.

     Tax Sharing Agreement.   The Company and Host Marriott entered into a tax
sharing agreement which defines each party's rights and obligations with respect to deficiencies and refunds of federal, state and other income or franchise taxes relating to the Company's business for taxable years prior to the Distribution Date and with respect to certain tax attributes of the Company after the Distribution Date. Generally, Host Marriott will be responsible for filing consolidated returns and paying taxes for periods through the date of the Distribution Date, and the Company will be responsible for filing returns and paying taxes for subsequent periods.

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

Relationship with Marriott International

     Marriott International serves as the manager for 95 of the 116 full-service hotels currently leased by the Company under the Marriott and Ritz-Carlton brands and all of the limited-service hotels currently subleased by the Company under long-term management agreements between Host Marriott and Marriott International. In connection with entering into the hotel leases and subleases, the Company, Host Marriott and Marriott International entered into agreements whereby the existing hotel management agreements with Marriott International were assigned as delegated to the Company for the term of the corresponding hotel leases or subleases. For the leased hotels where it is the manager, Marriott International has a noneconomic membership interest with certain limited voting rights in the Company's subsidiaries that are the lessee under the hotel leases. Marriott International is the manager of the ten limited-service hotels owned by the Company under a long-term management agreement. The Company also manages or has agreements to manage 15 hotels under long-term franchise agreements with Marriott International under the Marriott, Renaissance, Courtyard by Marriott and Residence Inn brand names. In addition, Marriott International is the manager for all 31 senior living communities under long-term operating agreements.

     The Company is bound by a non-competition agreement with Marriott International pursuant to which the Company is generally prohibited prior to October 8, 2000, subject to limited exceptions, from entering into or acquiring any business that competes with the hotel management business of Marriott International. Certain activities are permitted however, including: (1) the operation of an unlimited number of limited-service hotel properties as long as the Company does not operate more than ten such properties under a common name;
(2) contracting with a third party manager for operation of an unlimited number of limited-service hotel properties, so long as the number of properties under such third party management is not more than the greater of (a) ten such properties operated under a common name or (b) 25% of the system operated by such third party manager under a common name; (3) contracting with a third party manager for operation for an unlimited number of full-service hotels having the same brand name as one of Host Marriott's hotels, so long as the number of properties under such third party management is not more than the greater of (a) five such properties operated under a common name or (b) 12.5% of the system operated by such third party under a common name; and
(iv) franchising of an unlimited number of limited service hotel properties so long as the Company is not franchisor for more than ten such properties under a common name.

     The Company is also bound by a non-competition agreement with Marriott International which, in general, limits the Company's activities in the senior living area to owning, having equity interests in or lending money or otherwise financing senior living communities. Under the agreement, the Company is generally prohibited from engaging in the business of operating, managing or franchising senior living communities and from entering into a transaction or a series of transactions whereby ten or more of the Company's senior living communities or a controlling interest therein would be transferred to another party unless such party agreed to be bound by the non-competition agreement. The Company is bound by this non-competition agreement until June 17, 2010.

Staffing and Labor Costs

     The Company, as well as Marriott International and the Company's other hotel managers, compete with various other lodging companies in attracting and retaining qualified and skilled personnel to operate the hotels managed by them. Marriott International also competes with various health care services providers, including other care providers for the elderly, in attracting and retaining qualified personnel for the senior living communities. A shortage of such personnel or general inflationary pressure may require the Company, Marriott International or the Company's other hotel managers to enhance its wage and benefits package to compete effectively for personnel necessary to operate the hotels and the senior living communities, which could adversely affect the Company's net income attributable to the hotels and the senior living communities.

Regulation of the Healthcare Industry

     The long-term care segment of the healthcare industry is highly regulated. Various aspects of the Company's senior living community ownership business are subject to regulation by the federal government and the states in which the Company's senior living communities are located. The Company's long-term healthcare and assisted living facilities operated as part of the Company's senior living communities are subject to annual licensure and other regulatory requirements.

     The Company's healthcare facilities are subject to federal, state and local laws relating to the delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with safety codes and environmental laws. Such facilities also are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, the continued licensing of the facility under state law, certification under the Medicare, Medicaid or other federal healthcare programs and the ability to participate in other third party payment programs. The failure of the operator of the Company's senior living communities to obtain or maintain any required regulatory approvals or licenses could prevent the Company from offering services or adversely affect its ability to receive reimbursement for services and could result in the denial of reimbursement, temporary suspension of admission of new patients, suspension or decertification from Medicaid, Medicare or other federal health care programs, fines, restrictions on the ability to acquire new facilities or expand existing facilities and, in extreme cases, revocation of the facility's license or closure of a facility. In 1999, Medicare/Medicaid reimbursements accounted for approximately 10% of the Company's total senior living community revenues.

     Although not currently regulated at the federal level, assisted living communities are generally subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. In general, these requirements address, among other things: personnel education, training and records; services provided to the residents, including administration of medication, assistance with self-administration of medication and limited nursing services; monitoring of resident wellness; physical plant inspections; furnishing of resident units; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities, including in certain states the right to receive certain healthcare services from providers of a resident's choice. Like other healthcare facilities, assisted living communities are subject to periodic inspection by government authorities. In most states, assisted living communities, as well as skilled nursing facilities, also are subject to state or local building code, fire code and food service licensure or certification requirements. Any failure by the operators of the Company's senior living communities to meet applicable regulatory requirements may result in the imposition of fines, imposition of a provisional or conditional license or suspension or revocation of a license or other sanctions or adverse consequences, including delays in expanding a community. Any failure by the operators of the Company's senior living communities to comply with such requirements could have a material adverse effect on the Company's financial condition and results of operations.

     Many states have adopted certificate of need or similar laws for skilled nursing and healthcare facilities which generally require that the appropriate state agency approve certain acquisitions and the need for certain bed additions, new services and capital expenditures or other changes prior to beds and/or new services being added or capital expenditures being undertaken. Several states also have certificate of need or similar laws for assisted living facilities. The Company's inability to obtain such certificate of need approvals could limit its ability to acquire additional senior living communities or expand its current communities.

     Operators of senior living communities also are subject to federal and state anti-remuneration laws and regulations, such as the federal health care programs anti-kickback law, which govern certain financial arrangements among healthcare providers (including the Company's healthcare facilities) and others (including the Company's assisted living facilities) who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of federal health care program patients or the purchasing, leasing, ordering or arranging for any goods, facilities, services or items for which payment can be made under a federal health care program (such as Medicare). A violation of the federal anti-kickback law could result in the loss of eligibility to participate in a federal health care program or in civil or criminal penalties. Furthermore, some states restrict certain business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. State laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. There can be no assurance that these federal and state laws will ultimately be interpreted in a manner consistent with the Company's practices.

     The Balanced Budget Act of 1997 switched Medicare's retrospective cost-based reimbursement system to a prospective payment system (PPS). The retrospective cost-based reimbursement system allowed providers to be reimbursed for reasonable costs, up to certain limits, incurred in providing services. Under PPS, providers are paid based on a fixed federal payment rate for specific covered services regardless of their actual costs. The implementation of PPS began for senior living communities with cost reporting periods beginning after July 1, 1998 and will be phased in over a four-year period. The Company does not believe the implementation of PPS will have a material impact on its operating results.

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

     No assurances can be given, that all potential environmental liabilities have been identified or properly quantified or that no prior owner, operator or past or current guest or occupant has created an environmental condition not known to the Company. Moreover, no assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability or (ii) the current environmental condition of the hotels or the senior living communities will not be affected by the condition of land or operations in the vicinity of the hotels or the senior living communities (such as the presence of underground storage tanks) or by third parties unrelated to the Company.

Employees

     As of December 31, 1999, the Company had 84 corporate employees. As a result of the acquisition of Durbin and Stormont Trice in March 2000, the Company added approximately 2,650 hotel-level employees.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5.   Market for Company's Common Stock and Related Stockholder Matters

     The Company's common stock is listed on the New York Stock Exchange and is traded under the symbol "CLJ". Following the Distribution, the Company become a publicly traded company. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of the common stock as reported on the New York Stock Exchange Composite Tape. The Company currently intends to retain future earnings, if any, for use in its business and does not anticipate paying regular cash dividends on the common stock. Furthermore, the Company is prohibited under its line of credit from paying dividends on its common stock. As of December 31, 1999, there were approximately 48,300 holders of common stock.

                                                                  High           Low
                                                                  ----          -----
     1998
      4th Quarter (December 30, 1998 through January 1, 1999)..   $16 1/16      $14 1/2
     1999
      1st Quarter............................................    15             9 13/16
      2nd Quarter............................................    17 3/8        13
      3rd Quarter............................................    20 7/8        16 3/8
      4th Quarter............................................    24 1/8        18 3/4
     2000....................................................
      1st Quarter (through March 24, 2000)...................    20 3/8        15 7/8

Item 6.   Selected Historical Financial Data

     The following table presents selected historical consolidated financial statement data derived from the Company's consolidated financial statements for the fiscal years ended December 31, 1999 and January 1, 1999 and for the period from June 21, 1997 through January 2, 1998. For fiscal year 1998 and prior periods, the historical data reflects only operations of the senior living communities. Since the leases and subleases of hotels did not commence until January 1, 1999, there is no historical operating financial data for the leased and subleased hotels reflected in the results for fiscal year 1998 and prior periods. The financial statement data for periods prior to June 21, 1997 is the data for the predecessor business of the Company which was owned by Marriott International for the period from April 1, 1996 through June 20, 1997 and by Forum Group, Inc. ("Forum") for periods prior to April 1, 1996. The following data should be read in conjunction with the Company's consolidated financial statements and the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere herein.

                                                    Crestline                   Marriott International           Forum
                                    ----------------------------------------    --------------------------    -----------
                                                                     Period
                                                                   from June    Twenty-four
                                                                   21, 1997     Week Period    Forty-Week
                                                                    through        Ended      Period Ended  Year Ended
                                     Fiscal Year   Fiscal Year    January 2,     June 20,      January 3,    March 31,
                                        1999          1998          1998           1997           1997           1996
                                     -----------   -----------   -----------    -----------   ------------    ----------
                                                             (in thousands, except per  share data)
Statement of Operations Data:
 Revenues........................     $4,447,125     $241,277       $110,969       $ 95,403      $ 150,782      $179,926
 Operating costs and
  expenses.......................      4,336,285      204,058         94,998         77,428        115,441       141,173
 Operating profit................        110,840       37,219         15,971         17,975         35,341        38,753
 Corporate expenses..............         16,469        6,360          2,304          4,519          6,380           915
 Interest expense................         27,711       22,861         13,396          9,141         14,283        29,119
 Interest income.................          2,269        2,028            336            598          1,111         2,321
 Net income (1)..................         39,885        5,915            358          2,628          9,334         5,717
 Basic earnings per share (2)....           1.95          .27            .02              -              -             -
 Diluted earnings per share (2)..           1.91          .27            .02              -              -             -

Other Data:
 Depreciation and amortization...     $   25,304     $ 22,115       $ 10,635       $  6,698      $   8,494      $ 10,172
 Cash from (used in) operations..        104,132       28,987         25,376           (479)        26,870        26,327
 Cash used in investing
  activities.....................        (69,706)     (30,098)       (33,412)       (16,407)      (159,586)      (43,253)
 Cash provided by (used in)
  financing activities...........        (64,431)      50,246         25,680         12,673        132,650         5,896

Balance Sheet Data:
 Total assets....................     $  964,868     $858,753       $663,502       $      -      $ 565,094      $417,436
 Total debt (3)..................        306,217      213,076        349,934              -        244,318       325,756
 Total shareholders' equity......        400,748      459,254        227,064              -        284,665        49,496

-----------
(1) Net income for the fiscal year ended March 31, 1996 includes $2,078,000 from an extraordinary loss on the extinguishment of debt and a $666,000 gain from the cumulative effect of an accounting change.
(2) For fiscal year 1998 and the period from June 21, 1997 through January 2, 1998, the weighted average shares outstanding used to calculate earnings per share is based on Host Marriott's weighted average shares outstanding adjusted for the one-for-ten distribution ratio.
(3) Debt excludes $89,650,000 and $95,114,000 of hotel working capital notes payable to Host Marriott as of December 31, 1999 and January 1, 1999, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Lack of Comparability Following the Distribution

     The following is a discussion of the historical fiscal year 1999 compared to historical fiscal year 1998 and a discussion of the historical period from June 21, 1997 through January 2, 1998 operating results. However, since the Company entered into hotel lease and sublease agreements subsequent to the Distribution and because prior to the Distribution the Company's business consisted only of owning the senior living communities acquired since the Company's inception in June 1997, the Company does not believe that the historical results of operations will be comparable to its results of operations following the Distribution. Accordingly, a comparison of the Company's historical results of operations for fiscal year 1999 compared to the pro forma results of operations for fiscal year 1998 and a comparison of the pro forma results of operations for fiscal year 1998 to the pro forma results of operations for fiscal year 1997 have been included following the historical analysis.

Historical Fiscal Year 1999 Compared to Historical Fiscal Year 1998

     Revenues. Revenues primarily represent property-level revenues from owned, leased and subleased hotels and owned senior living communities and asset management fees. The Company's total revenues were over $4.4 billion in 1999 and $241 million in 1998.

     Hotel revenues for 1999 were nearly $4.2 billion. The Company's leased hotels contributed almost $4.2 billion of revenues in 1999, while its owned hotels contributed $32.2 million of revenues since their acquisition in the second quarter of 1999. The Company's leased full-service hotels reported an average daily rate of $149.55 and an average occupancy of 77.7% resulting in REVPAR of $116.22 in 1999. REVPAR for the Company's subleased Courtyard hotels was $75.58 in 1999 as a result of an average daily rate of $93.97 and an average occupancy of 80.4%. In 1999, the Company's subleased Residence Inn hotels had an average daily rate of $100.96 and an average occupancy of 83.0% resulting in REVPAR of $83.79. Since their acquisition in the second quarter of 1999, the Company's owned Residence Inn hotels reported REVPAR of $84.63 due to an average daily rate of $99.40 and average occupancy of 85.1%.

     Senior living community revenues increased by $5.1 million, or 2.1%, to $246 million in 1999. The average daily rate increased 4.7% to $92.61, while average occupancy decreased two and one-half percentage points to 89.7% due mostly to the impact of the fill-up period for the expansions added in late 1998 and 1999 and additional supply in certain markets. On a comparable basis (excluding communities which added units during 1998 or 1999), the average occupancy decreased by over one percentage point to 90.7% in 1999. The revenue growth is due to the addition of 317 expansion units in 1998 and 1999 and the growth in the average daily rate. These factors driving revenue growth were partially offset by a significant decrease in ancillary revenues due to a reduction in therapy services in response to a change in the Medicare billing process.

     Operating Costs and Expenses. Hotel operating costs and expenses for the Company's leased and subleased hotels principally consist of hotel property-level operating costs and expenses plus hotel management fees and lease expenses. Hotel operating costs and expenses for the Company's owned hotels principally consist of hotel property-level operating costs and expenses plus management fees, depreciation, property taxes, ground rent, insurance and certain other costs. Senior living community operating costs and expenses consist of property-level expenses plus management fees, depreciation, property taxes, ground rent, insurance and certain other costs. Other operating costs and expenses principally consist of asset management salary and related costs and expenses and an impairment loss on one senior living community. The total operating costs and expenses were $4.3 billion in 1999 and $204 million in 1998.

     Hotel operating costs and expenses for 1999 were over $4.1 billion. Operating costs and expenses for the Company's leased and subleased hotels were nearly $4.1 billion in 1999, while owned hotel operating costs and expenses in 1999 were $22.6 million. Total hotel property-level operating costs and expenses were $2.6 billion in 1999. Hotel management fees were $250 million, while lease expense was almost $1.3 billion in 1999.

     Senior living operating costs and expenses increased $2.3 million, or 1.1%, to $206 million in 1999. Senior living community property-level operating costs and expenses increased $1.8 million, or 1.1%, to $161 million in 1999. Other operating costs and expenses increased $0.5 million, or 1.1%, to $45.1 million in 1999. Other operating costs and expenses were impacted in 1999 by the payment of central administrative fees to Marriott International in 1999 that were waived through the second quarter of 1998. Excluding the payment of these central administrative service fees through the second quarter of 1999, other operating costs and expenses decreased by $0.8 million, or 1.7%, in 1999.

     Other operating costs and expenses were $9.9 million for 1999. Other operating costs and expenses include a $3.5 million loss on impairment on one of the Company's senior living communities.

     Operating Profit. The Company's total operating profit for 1999 was $111 million compared to $37.2 million for 1998.

     Hotel operating profit for 1999 was $74.9 million. Leased hotel operating profit was $65.3 million, while the owned hotels contributed $9.6 million of operating profit in 1999.

     Senior living community operating profit increased $2.9 million, or 7.9%, to $40.2 million in 1999. The increase in operating profit is primarily due to the increases in revenues and improved operating margins of the communities, partially offset by payment of central administrative service fees to Marriott International in 1999, which were waived through the second quarter of 1998. Excluding the impact of these central administrative service fees, operating profit increased 11.3% in 1999. The Forum at Brookside, The Forum at Memorial Woods and The Remington Club senior living communities performed particularly well. The Company's independent living components posted strong results while the assisted living and healthcare components did not perform as well due mostly to the over-supply in the assisted living market.

     Minority Interest Expense. Minority interest expense was $1.3 million in 1999, which is attributable to the minority interest in the Company's owned hotels.

     Corporate Expenses. Corporate expenses were $16.5 million in 1999 and $6.4 million in 1998.

     Interest Expense. Interest expense was $27.7 million in 1999 and $22.9 million in 1998. Interest expense in 1999 includes $4.9 million related to interest on the hotel working capital notes payable to Host Marriott.

     Interest Income. Interest income was $2.3 million in 1999 and $2.0 million in 1998.

     Net Income. Net income in 1999 was $39.9 million, or $1.91 per diluted share, compared to $5.9 million, or $.27 per diluted share in 1998.

Period from June 21, 1997 through January 2, 1998 (Historical)

     Revenues.   Revenues generated from the 1997 third quarter acquisition of
29 senior living communities totaled $111 million. During the period from June 21, 1997 through January 2, 1998, average occupancy of the senior living communities was 91.7% and the average daily rate was $83.88. Overall occupancies were lower than the historical occupancies due to the significant number of expansion units added during the year, the overall disruption to the senior living communities as a result of the construction and the time required to fill the expansion units.

     Operating Costs and Expenses.   Operating costs and expenses were $95
million (85.6% of revenues).

     Operating Profit.   Operating profit was $16.0 million (14.4% of revenues).

     Corporate Expenses.    Corporate expenses were $2.3 million.

     Interest Expense.    Interest expense was $13.4 million.

     Net Income.   Net income was $0.4 million.

Pro Forma Results of Operations

     Because of the significant changes as a result of the Distribution and related transactions, management believes that a discussion of the Company's pro forma results of operations for fiscal years 1998 and 1997 is more meaningful and relevant in understanding the present and ongoing operations of the Company than a discussion of the Company's historical results of operations for those periods. The pro forma discussion below was prepared as if the Distribution and related transactions, including the hotel leases and subleases, occurred at the beginning of the period. See the consolidated financial statements included elsewhere herein for a discussion of the Distribution and related transactions.

     The unaudited pro forma condensed consolidated statements of operations of the Company reflect the following transactions for 1998 and 1997 as if such transactions had been completed at the beginning of fiscal year 1997:

     .    1997 acquisition of Forum and one additional senior living community;
     .    1998 acquisition of one senior living community;
     . 1998 retirement of $26 million of debt through a capital contribution from Host Marriott;
     . 1998 repayment and forgiveness of $92 million of unsecured debt and a $15 million intercompany note treated as a capital contribution by Host Marriott;
     . 1998 acquisition of minority interests in certain consolidated subsidiaries of the Company through contributions from Host Marriott;
     . 1998 spin-off of the Company by Host Marriott and the concurrent lease of 121 full-service hotels and sublease of 71 limited-service hotels from Host Marriott;
     .    The asset management fee to be charged to Host Marriott; and
     . Adjustment to corporate expenses as if the Company were operated on a stand-alone basis.

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

     The following table presents the results of operations for fiscal year 1999 on a historical basis and the results of operations for fiscal year 1998 and fiscal year 1997 on the pro forma basis discussed above:

                                                Historical             Pro Forma
                                               -------------  ----------------------------
                                                   1999           1998           1997
                                               -------------  -------------  -------------
                                                               (unaudited)    (unaudited)
                                                (in thousands, except per share amounts)
Leased hotel revenues........................    $4,162,773     $4,053,091     $3,743,341
Owned hotel revenues.........................        32,217              -              -
Senior living community revenues.............       246,498        241,445        222,789
Other revenues...............................         5,637          4,500          4,500
                                                 ----------     ----------     ----------
     Total revenues..........................     4,447,125      4,299,036      3,970,630
                                                 ----------     ----------     ----------

Leased hotel operating costs and expenses....     4,097,477      4,008,227      3,703,877
Owned hotel operating costs and expenses.....        22,619              -              -
Senior living community operating costs and
  expenses...................................       206,330        204,191        189,467
Other operating costs and expenses...........         9,859          4,500          4,500
                                                 ----------     ----------     ----------
     Total operating costs and expenses......     4,336,285      4,216,918      3,897,844
                                                 ----------     ----------     ----------

Operating profit before minority interest,
  corporate expenses and interest............       110,840         82,118         72,786
Minority interest expense....................        (1,327)             -              -
Corporate expenses...........................       (16,469)       (17,376)       (16,500)
Interest expense.............................       (27,711)       (22,937)       (22,696)
Interest income..............................         2,269          2,601          1,501
                                                 ----------     ----------     ----------
Income before income taxes...................        67,602         44,406         35,091
Provision for income taxes...................       (27,717)       (18,206)       (14,387)
                                                 ----------     ----------     ----------
Net income...................................    $   39,885     $   26,200     $   20,704
                                                 ==========     ==========     ==========

Basic earnings per share.....................         $1.95          $1.19           $.95
                                                 ==========     ==========     ==========

Diluted earnings per share...................         $1.91          $1.19           $.95
                                                 ==========     ==========     ==========

Historical 1999 Compared to Pro Forma 1998

     Revenues. Revenues primarily represent property-level revenues from owned, leased and subleased hotels and owned senior living communities and asset management fees. Revenues increased by $148 million, or 3.4%, to over $4.4 billion for 1999 from $4.3 billion in 1998.

     Hotel revenues increased $142 million, or 3.5%, to almost $4.2 billion in 1999. The increase in hotel revenues is primarily due to the full-service hotel room REVPAR growth and the incremental revenues from the acquisition of 11 limited-service hotels in the beginning of the second quarter of 1999, which contributed $32.2 million of revenues in 1999. The leased hotel revenues increased $110 million, or 2.7%, to nearly $4.2 billion in 1999. Improved results for the Company's leased full-service hotels were driven by increases in comparable REVPAR of 4.1% to $115.94 in 1999. Comparable average room rates for the full-service properties increased 4.0%, while average occupancy increased slightly to 77.7% in 1999. REVPAR for the Company's subleased Courtyard by Marriott hotel properties increased 3.5% to $75.58 in 1999. The growth in REVPAR is due to an increase in average room rates of 3.6%, although average occupancy decreased slightly to 80.4% in 1999. REVPAR for the Company's subleased Residence Inn properties decreased 2.4% to $83.79 in 1999, reflecting the additional supply that has entered into the market. The decline in REVPAR is due to a decrease in average occupancy of slightly over one percentage point to 83.0% and a decrease in the average room rates of 1.2%. REVPAR for the Company's owned Residence Inn properties was $84.63 as a result of an average room rate of $99.40 and an average occupancy of 85.1%.

     Senior living community revenues increased by $5.1 million, or 2.1%, to $246 million in 1999. The average daily rate increased 4.7% to $92.61, while average occupancy decreased two and one-half percentage points to 89.7% due mostly to the impact of the fill-up period for the expansions added in late 1998 and 1999 and additional supply in certain markets. On a comparable basis (excluding communities which added units during 1998 or 1999), the average occupancy decreased by over one percentage point to 90.7% in 1999. The revenue growth is due to the addition of 317 expansion units in 1998 and 1999 and the growth in the average daily rate. These factors driving revenue growth were partially offset by a significant decrease in ancillary revenues due to a reduction in therapy services in response to a change in Medicare reimbursements.

     Operating Costs and Expenses. Hotel operating costs and expenses for the Company's leased and subleased hotels principally consist of hotel property-level operating costs and expenses plus hotel management fees and lease expenses. Hotel operating costs and expenses for the Company's owned hotels principally consist of hotel property-level operating costs and expenses plus management fees, depreciation, property taxes, ground rent, insurance and certain other costs. Senior living community operating costs and expenses consist of property-level expenses plus management fees, depreciation, property taxes, ground rent, insurance and certain other costs. Other operating costs and expenses principally consist of asset management salaries and related costs and expenses and an impairment write-down of one senior living community. Total operating costs and expenses increased $119 million, or 2.8%, to $4.3 billion in 1999.

     Hotel operating costs and expenses increased $112 million, or 2.8%, to $4.1 billion in 1999. Leased hotel operating costs and expenses increased $89.3 million, or 2.2%, to $4.1 billion in 1999. Owned hotel operating costs and expenses were $22.6 million in 1999. Hotel property-level operating costs and expenses increased $74.1 million, or 2.9%, to $2.6 billion in 1999. Hotel management fees increased $7.0 million, or 2.9%, to $250 million, while lease expense increased $27.9 million, or 2.2%, to $1.3 billion in 1999.

     Senior living operating costs and expenses increased $2.1 million, or 1.0%, to $206 million in 1999. Senior living community property-level operating costs and expenses increased $1.7 million, or 1.1% to $161 million in 1999. Other operating costs and expenses increased $0.5 million, or 1.1%, to $45.1 million in 1999. Other operating costs and expenses were impacted in 1999 by the payment of central administrative fees to Marriott International in 1999 that were waived through the second quarter of 1998. Excluding the payment of these central administrative service fees through the second quarter of 1999, the other operating costs and expenses decreased by $0.8 million, or 1.8%, in 1999.

     Other operating costs and expenses increased $5.4 million to $9.9 million in 1999. The increase is primarily attributable to a $3.5 million charge for the impairment of one of the Company's senior living communities.

     Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's total operating profit increased $28.7 million, or 35%, to $111 million in 1999.

     Total hotel operating profit increased $30.0 million, or 67%, to $74.9 million in 1999. Leased hotel operating profit increased $20.4 million, or 46%, to $65.3 million in 1999. The significant increase in leased hotel operating profit is attributable mostly to cost controls implemented by the managers of our hotel properties. Leased hotels in the New York and Los Angeles markets generally reported significant improvements in operating profit for 1999. Hotel operating profit for the Company's owned limited-service hotels was $9.6 million in 1999.

     Senior living community operating profit increased $2.9 million, or 7.8%, to $40.2 million in 1999. The increase in operating profit is primarily due to the increases in the revenues and improved operating margins of the communities, partially offset by payment of central administrative service fees to Marriott International in 1999, which were waived through the second quarter of 1998. The Forum at Brookside, Forum at Memorial Woods and The Remington Club senior living communities performed particularly well. The Company's independent living components posted strong results while the assisted living and healthcare components did not perform as well due mostly to the over-supply in the assisted living market.

     Total operating profit was negatively impacted in 1999 from the $3.5 million loss on impairment from one of the senior living communities. Excluding the impairment loss, total operating profit increased by 39% in 1999.

     Minority Interest Expense. Minority interest expense was $1.3 million in 1999, which is attributable to the minority interest in the Company's owned hotels.

     Corporate Expenses. Corporate expenses decreased $0.9 million, or 5.2%, to $16.5 million. As a percentage of total revenues, corporate expenses were 0.4% in both 1999 and 1998.

     Interest Expense. Interest expense increased $4.8 million to $27.7 million in 1999 due primarily to the interest on mortgage debt assumed in conjunction with the acquisition of a controlling interest in 11 limited-service hotels in the second quarter of 1999 and draws on the Company's line of credit in 1999. Interest expense includes $4.9 million in both 1999 and 1998 related to interest on the hotel working capital notes payable to Host Marriott.

     Interest Income. Interest income decreased $0.3 million to $2.3 million in 1999.

     Net Income. Net income for 1999 was $39.9 million, or $1.91 per diluted share, compared to $26.2 million, or $1.19 per diluted share, for 1998. The 61% increase in diluted earnings per share in 1999 was due to the strong growth of operating profit as discussed above as well as a reduction of the Company's common stock outstanding due to the stock repurchases during 1999.

Pro Forma 1998 Compared to Pro Forma 1997

     Revenues. Revenues primarily represent property-level revenues from leased and subleased hotels and owned senior living communities and asset management fees. Revenues increased by $328 million, or 8.3%, to $4.3 billion for 1998 from nearly $4.0 billion for 1997.

     Hotel revenues increased $310 million, or 8.3%, to almost $4.1 billion in 1998. Improved results for the Company's leased full-service hotels were driven by strong increases in REVPAR of 7.5% to $111.29 for 1998. Average room rates increased 7.6%, while average occupancy decreased slightly to 77.5% for the full-service properties. REVPAR for the Company's subleased Courtyard by Marriott hotel properties increased 6.8% to $73.04 due to an increase in average room rates of nearly 7.6%, while average occupancy decreased over one half of a percentage point to 80.5%. REVPAR for the Company's subleased Residence Inn properties increased 3.1% to $85.86 due to an increase in average room rates of 2.2% and an increase in occupancy of almost one percentage point to 84.1%.

     Senior living community revenues increased by $18.7 million, or 8.4%, to $241 million. For 1998, average daily rate increased 5.3% to $88.44, while average occupancy decreased slightly to 92.2%. The significant revenue growth is partially due to the addition of 445 expansion units in 1997 and 1998, partially offset by the competitive pressures on the Company's assisted living components which experienced a one-half percentage point decrease in occupancy.

     Operating Costs and Expenses.   Hotel operating costs and expenses
principally consist of hotel property-level operating costs and expenses plus hotel management fees and lease expenses. Senior living community operating costs and expenses consist of property-level expenses plus management fees, depreciation, property taxes, ground rent, insurance and certain other costs. Asset management operating costs and expenses principally consist of salary and related costs and expenses. Operating costs and expenses increased $319 million, or 8.2%, to over $4.2 billion in 1998.

     Overall hotel operating costs and expenses increased $304 million, or 8.2%, to $4.0 billion. Hotel property-level operating costs and expenses increased $190 million, or 8.2% to $2.5 billion. Hotel management fees increased $18.6 million, or 8.3%, to $243 million, while lease expense increased $95.7 million, or 8.3%, to over $1.2 billion.

     Overall senior living operating costs and expenses increased $14.7 million, or 7.8%, to $204 million for 1998. Senior living community property-level operating costs and expenses increased $13.7 million, or 9.4%, to $159 million, while other operating costs and expenses increased $1.1 million to $44.7 million
for 1998.   The property-level operating costs and expenses were adversely impacted in 1998 by the low national unemployment as the senior living communities experienced a significant increase in labor costs particularly in its nursing and food service departments. Other operating costs and expenses were impacted in 1998 by the payment of central administrative fees to Marriott International in 1998 that were waived for the first year of operations.

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

     Senior living community operating profit increased $3.9 million, or 11.8%, to $37.3 million. The senior living communities' increase in operating profit is primarily due to increases in residency fees and charges in the independent living, assisted living and healthcare revenue components, the favorable impact of new expansion units offset by increased healthcare expenses and food service cost and the central administrative service fees beginning in the third quarter of 1998. The Park Summit, Forum at Deer Creek, Leisure Park and Forum at Memorial Woods senior living communities performed particularly well.

     Corporate Expenses.   Corporate expenses increased $.9 million to $17.4
million for 1998. As a percentage of total revenues, corporate expenses remained unchanged at 0.4% for 1998 and 1997.

     Interest Expense.   Interest expense increased slightly to $22.9 million in
1998.

     Interest Income.   Interest income increased $1.1 million to $2.6 million
for 1998.

     Net Income.   Net income for 1998 was $26.2 million, or $1.19 per diluted share, compared to $20.7 million, or $.95 per diluted share, for 1997.

Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash on hand, cash flow from operations and borrowings under its secured, three year $100 million line of credit (the "Line of Credit"). As of December 31, 1999, the Company had cash and cash equivalents of $36.8 million.

     Cash Flows.  Cash from operations was $104 million for fiscal year 1999.
In addition to the cash flow generated by the operations of the Company's hotels and senior living communities, a significant amount of the cash from operations is a result of the timing between the cash received from the hotel managers for the leased hotel operating results and the lease payment to the hotel owner. As of December 31, 1999, the lease payable to the hotel owner exceeded the receivable from the hotel managers by $27.9 million.

     Cash used in investing activities was $69.7 million in fiscal year 1999. The cash used in investing activities principally consisted of capital expenditures for renewals and replacements of the Company's senior living communities and owned hotels, expansions for its senior living communities, the acquisition of a controlling interest in a partnership that owned eleven limited-service hotels, and the purchase of the remaining limited partnership interest in subsidiaries that own some of the Company's senior living communities.

     Cash used in financing activities was $64.4 million for fiscal year 1999. The Company's cash used in financing activities consists primarily of repurchases of the Company's common stock and debt principal payments, partially offset by draws on the Line of Credit.

     Investments. On March 29, 1999, the Company acquired a 74% limited partner interest in the Marriott Residence Inn USA Limited Partnership ("Residence Inn USA") from a private investor for $34.4 million in cash and the consolidation of $54.5 million of debt for a total consideration of $89 million. In subsequent separate transactions, the Company acquired an additional 3% limited partner interest in Residence Inn USA in the second quarter of 1999 for $1.6 million in cash and the 5% general partner interest in Residence Inn USA from Host Marriott in the third quarter of 1999 for $2.7 million in cash increasing the Company's ownership to an 82% interest. Residence Inn USA owns eleven Residence Inn limited-service hotels that are managed by Marriott International under a long-term management agreement. In February 2000, the Company sold one of the Residence Inns for a net sales price of $6.2 million.

     In 1999, the Company entered into a joint venture ("Portsmouth Hotel Associates LLC" or "PHA") with Stormont Trice Development Corporation ("STDC"), an affiliate of Stormont Trice, to acquire the 250-room Portsmouth Renaissance Hotel and Waterfront Conference Center in Portsmouth, Virginia upon its completion of construction. The hotel and conference center are scheduled to open in October 2000. The Company owns a majority interest in PHA. PHA entered into a development agreement with STDC to develop the hotel and conference center; in lieu of a development fee for the hotel, STDC received an equity interest in PHA. The total cost of the project is expected to be approximately $48 million financed through a $32.7 million grant from the city of Portsmouth and $15.6 million from PHA, consisting of a $12.6 million mortgage loan, a $2 million equity contribution from the Company and a $1 million equity contribution from STDC in the form of the forgiven hotel development fee. PHA will lease the hotel and conference center from the city of Portsmouth for a period of 50 years plus four 10-year renewal periods and one nine-year renewal period. The Company will manage the hotel and conference center under a long-term management agreement with PHA pursuant to a franchise agreement with Marriott International.

     In February 2000, the Company also entered into an agreement to acquire the 205-room Courtyard by Marriott in the Inner Harbor of Baltimore, Maryland for $20.8 million upon the completion of construction. The hotel is scheduled to open in November 2000. The Company will manage the hotel pursuant to a franchise agreement with Marriott International.

     In March 2000, the Company also purchased the hotel management business of Stormont Trice for $9.7 million plus a contingent purchase price of up to an additional $4.5 million if certain performance criteria are met. Pursuant to the acquisition, the existing management contracts for nine hotels and four conference centers (including the Portsmouth Renaissance Hotel and Waterfront Conference Center and Baltimore Inner Harbor Courtyard currently under construction) and lease agreements for two hotels were assigned to the Company. The terms, including renewal periods, of the management and lease agreements range from three to 26 years with an average remaining life of 16 years. Under the management and lease agreements, the Company earns a base management fee generally equal to 2% to 5% of revenues plus in some cases, an incentive management fee generally equal to 10% to 25% of operating profit after a priority to the owner. Under the lease agreements, the Company pays a fixed minimum rent plus a percentage of revenues and retains all cash flow after rent. The hotels are generally managed under franchise agreements that were assigned to the Company and are operated under the Marriott, Renaissance, Courtyard by Marriott and Residence Inn brand names. Under the franchise agreements, the Company pays a franchise fee generally equal to 3% to 6% of certain revenues.

     Also, in March 2000, the Company purchased the hotel management business of Durbin for $4.4 million, plus a contingent purchase price of $500,000 if one of the leases is renewed under certain conditions, pursuant to which the existing management contracts for ten hotels and lease agreements for two hotels were assigned to the Company. The terms, including renewal periods, of the management and lease agreements range from three to 47 years with an average remaining life of 15 years. Under its management agreements, the Company earns a base management fee generally equal to 2% to 4% of revenues plus, in some cases, an incentive management fee generally equal to 10% to 20% of operating profit after a priority to the owner. Under its lease agreements, the Company pays a fixed minimum rent plus a percentage of revenues and retains all cash flow after rent. All of the hotels are managed under franchise agreements that were assigned to the Company and are operated under the Marriott, Hilton, Courtyard by Marriott, Crowne Plaza, Holiday Inn and Ramada brand names. Under the franchise agreements, the Company pays a franchise fee generally equal to 3% to 6% of certain revenues.

     In 1999, the Company opened 241 units at five senior living communities at a cost of approximately $23 million, which was the final phase of a four-year $88 million expansion program that ultimately resulted in the addition of 865 units to 21 of the Company's senior living communities. Payments totaling $5 million for one of the senior living expansions that opened in 1999 and other construction holdbacks were made in early 2000.

     During 1998, the Company acquired additional limited partnership interests at a cost of $9.6 million in CCC Retirement Partners, LP, a partnership that owns nine senior living communities, which increased the Company's ownership percentage to 93%. In 1999, the Company acquired the remaining 7% limited partnership interests for $6.7 million.

     In 1998, the Company entered into conditional purchase agreements to acquire two senior living communities in Denver and Colorado Springs, Colorado for $35 million. The two communities opened in the third quarter of 1999. The Company has the option to purchase the communities one year after the opening dates and may terminate the purchase agreements without penalty. The Company provided a $3.5 million loan to the developer to partially finance the construction of one of the communities, which is secured by a second mortgage on that community. Both communities are managed by MSLS under long-term operating agreements.

     Under the terms of its owned hotel and senior living community management and operating agreements, the Company is generally required to contribute a specified amount of revenues to a FF&E reserve account ("FF&E Reserve") which is used to fund certain routine repairs and maintenance which are normally capitalized and replacements and renewals to the owned hotels' and senior living communities' property and improvements. The amount the Company is required to contribute to the owned hotel FF&E Reserves is 5% of revenues. The amount the Company is required to contribute to the senior living community FF&E Reserves varies among the individual senior living community operating agreements, but is generally 2.65% through fiscal year 2002, 2.85% for fiscal years 2003 through 2007, and 3.5% thereafter. The Company anticipates contributing approximately $9 million in 2000 to the FF&E Reserves. Also, the Company is required under the owned hotels' and senior living communities' management and operating agreements to separately fund the cost of certain repairs, alterations, improvements, renewals and replacements to the owned hotel and senior living communities which are considered major or non-routine in nature.

     In 1999, Host Marriott sold five full-service hotels. Pursuant to the lease agreements with Host Marriott for these full-service hotels, the leases were terminated reducing the Company's full-service hotel lease portfolio to 116 leases.

     In 1999, the Company exercised its right to terminate the full-service hotel leases on five hotels. The existing leases will terminate in fiscal year 2000, 180 days after each respective termination notification date, unless the existing leases are modified as a result of negotiations between the Company and Host Marriott.

     Stock Repurchases. In 1999, the Company's Board of Directors authorized the Company to repurchase shares of the Company's common stock. During 1999, the Company repurchased 5.3 million shares of its common stock for $100 million. As of December 31, 1999, the Company had authorization from its Board of Directors to purchase an additional 353,000 shares of its common stock.

     In the third quarter of 1999, the Company initiated a stock purchase loan program whereby certain Company executives could purchase Company common stock at market prices through loans from the Company. During 1999, certain executives purchased approximately 149,000 shares of common stock for $2.6 million. The loans are secured by the common stock purchased and are recourse to the executives.

     Debt. On April 15, 1999, Crestline Ventures LLC ("Ventures"), a subsidiary of the Company, entered into the Line of Credit for funding future investments in the lodging and senior living industries and for general corporate purposes. The Line of Credit bears interest at a Eurodollar rate plus 2.75%. An annual fee of .25% is charged on the unused portion of the commitment. The Line of Credit is secured by substantially all of the assets of Ventures and its subsidiaries, consisting of eight senior living communities, and is also guaranteed by the Company and certain subsidiaries of the Company. As of December 31, 1999, the Company had $45 million outstanding under the Line of Credit at interest rates varying from 8.81% to 8.94%.

     In connection with the Company's acquisition of Residence Inn USA in 1999, the Company consolidated the debt of the partnership totaling $54.5 million at the date of acquisition. The debt was secured by mortgages on ten of the hotels, bore interest at 330 basis points over the 90-day Eurodollar rate and matured on December 29, 1999. On December 29, 1999, the Company entered into a new loan agreement to provide $55.6 million of fixed rate, non-recourse debt financing with the proceeds from the issuance used to repay the existing indebtedness and refinancing costs. The new loan is also secured by mortgages on ten of the hotels. The new loan bears interest at 8.08% and has a scheduled maturity of January 1, 2010.

     A subsidiary of the Company owns nine senior living communities which are subject to mortgages that mature in January 2001. In January 2000, the loan was prepayable without premium or penalty. The loan bears interest at 9.93%. Consent of the lender is necessary for any (i) amendments to the operating agreements, (ii) replacement of the manager, (iii) sale of a community or (iv) other financing. As of December 31, 1999, $44.2 million remains outstanding, excluding debt premiums. The Company intends to refinance this debt in the second quarter of 2000.

     Two subsidiaries of the Company own a total of eight senior living communities that are subject to mortgages. The loan is supported by two promissory notes in the amounts of $104.4 million and $20.3 million, which mature in September 2020 and September 2018, respectively. In September 2003, the loans may be prepaid without premium or penalty. Beginning in September 2003, all excess cash flow from the senior living communities must be applied to reduce the principal balance of the loans. The loans bear interest at 10.008% through September 2003 and 5% plus the greater of 10.008% or a treasury rate thereafter. The loan agreement contains cross-default provisions so that a default by one subsidiary can result in acceleration of the entire amount of the indebtedness. Consent of the lender is necessary for any (i) amendments to the operating agreements, (ii) replacement of the manager, (iii) sale of a senior living community, (iv) other financing or (v) changes to existing ground leases. As of December 31, 1999, $119.4 million remains outstanding, excluding debt premiums.

     A subsidiary of the Company that owns one senior living community has outstanding $14.7 million in tax free bonds held by outside bondholders (the "Bonds"). The Bonds mature in December 2027 and bear interest at 5.875%. In connection with the Distribution, Host Marriott agreed to remain the guarantor of the Bonds.

     Upon the commencement of the hotel leases, the Company purchased the working capital of the hotels from Host Marriott with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each hotel lease. The principal amount of each note is due upon the termination of each hotel lease. Upon termination of the hotel lease, the Company will sell Host Marriott the existing working capital at its current value and the notes will be repaid with the proceeds. To the extent the working capital delivered to Host Marriott is less than the value of the note, the Company will pay Host Marriott the difference in cash. However, to the extent the working capital delivered to Host Marriott exceeds the value of the note, Host Marriott will pay the Company the difference in cash. As of December 31, 1999, the outstanding balance under the working capital notes was $89.7 million.

EBITDA

  The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") on a historical basis was $121.4 million in 1999, $55.0 million in 1998 and $24.6 million for the period from June 21, 1997 through January 2, 1998.

  The following is a reconciliation of historical EBITDA to the Company's net income:

                                                                          Period from
                                                                         June 21, 1997
                                                       Fiscal Year          through
                                                 ---------------------     January 2,
                                                   1999        1998          1998
                                                 --------    --------    -------------

                                                           (in thousands)
EBITDA.......................................    $121,428    $ 55,002        $ 24,638
Interest expense.............................     (27,711)    (22,861)        (13,396)
Hotel working capital note interest expense..       4,856           -               -
Depreciation and amortization................     (25,304)    (22,115)        (10,635)
Income taxes.................................     (27,717)     (4,111)           (249)
Other non-cash charges, net..................      (5,667)          -               -
                                                 --------    --------        --------
 Net income..................................    $ 39,885    $  5,915        $    358
                                                 ========    ========        ========

     The Company's interest coverage was 5.1 times for 1999, 2.3 times for 1998 and 1.7 times for the period from June 21, 1997 through January 2, 1998. Interest coverage is calculated as EBITDA divided by cash interest expense, which is defined as GAAP interest expense less amortization of deferred financing costs, amortization of debt premiums and the interest on the hotel working capital notes. The ratio of earnings to fixed charges was 1.1 to 1.0 for 1999, 1.4 to 1.0 for 1998 and 1.1 to 1.0 for the period from June 21, 1997 through January 2, 1998.

     The Company's historical fiscal year 1999 EBITDA increased $35.1 million, or 40.6%, to $121.4 million compared to pro forma fiscal year 1998. The Company's pro forma EBITDA increased $9.0 million, or 11.6%, to $86.4 million in fiscal year 1998 as compared to fiscal year 1997.

     The following is a reconciliation of historical and pro forma EBITDA to the Company's historical and pro forma net income:

                                                          Fiscal Year
                                               ----------------------------------
                                               Historical         Pro Forma
                                               -----------  ---------------------
                                                  1999         1998       1997
                                               -----------  ----------  ---------
                                                         (in thousands)
EBITDA.......................................    $121,428    $ 86,371   $ 77,360
Interest expense.............................     (27,711)    (22,937)   (22,696)
Hotel working capital note interest expense..       4,856       4,864      4,864
Depreciation and amortization................     (25,304)    (22,892)   (23,437)
Income taxes.................................     (27,717)    (18,206)   (14,387)
Other non-cash charges, net..................      (5,667)     (1,000)    (1,000)
                                                 --------    --------   --------
     Net income..............................    $ 39,885    $ 26,200   $ 20,704
                                                 ========    ========   ========

     The Company's interest coverage was 5.1 times for fiscal year 1999, 4.4 times for pro forma fiscal year 1998 and 4.1 times for pro forma fiscal year 1997. The pro forma ratio of earnings to fixed charges was 1.1 to 1.0 for fiscal year 1999, 1.1 to 1.0 for pro forma fiscal year 1998 and 1.1 to 1.0 for pro forma fiscal year 1997.

     EBITDA data is presented because such data is used by certain investors to determine the Company's ability to meet debt service requirements and is used in the Company's Line of Credit as part of the tests determining its ability to incur debt and to meet certain covenants. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long-lived assets and because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business; however, such information should not be considered as an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles ("GAAP"). In addition, EBITDA as calculated by the Company may not be comparable to similarly titled measures reported by other companies. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation.

Inflation

     The Company's hotels and senior living communities are impacted by inflation through its effect on increasing costs and on the managers' ability to increase rates. Unlike other real estate, the Company believes that hotels have the ability to change room rates on a daily basis, so the impact of higher inflation generally can be passed on to customers. The rates charged for the delivery of services at the Company's senior living communities are highly dependent upon local market conditions and the competitive environment in which the senior living communities operate. Although resident agreements are generally for one year, and thus may enable the Company to seek increases in monthly fees at the time of renewal in response to inflation or other factors, any such increases would be subject to market and competitive conditions.

Impact of Financial Accounting Standards

     During 1999, the Company adopted Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivatives Instruments and Hedging Activities". The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not have significant market risk with respect to foreign currency exchanges or other market rate or price risks, and the Company does not hold any financial instruments for trading purposes. The table below provides information about our debt obligations that are sensitive to changes in interest rates.

                                                Expected Maturity Date
                                 -------------------------------------------------------            Fair
                                  2000     2001     2002     2003     2004    Thereafter   Total    Value
-------------------------------  -------  -------  -------  -------  -------  ----------  -------  -------
Variable rate debt obligations (1)
Line of Credit.................  $     -  $     -  $45,000  $     -  $     -     $     -  $45,000  $45,000
Interest rate (2)..............        -        -     8.75%       -        -           -

-----------
(1) The Company's fixed rate debt, excluding debt premiums and the hotel working capital notes, totaled $246 million at December 31, 1999 with an average interest rate of 9.26% and an average maturity of 12 years.
(2) Interest rate is equal to a Eurodollar rate plus 275 basis points with any outstanding amount due on April 15, 2002. The 3-month Eurodollar rate at December 31, 1999 was 6.0%.

Item 8.   Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:


                                                                                          Page
                                                                                          ----
Crestline Capital Corporation and Subsidiaries

Report of Independent Public Accountants..................................................  40
Consolidated Balance Sheets as of December 31, 1999 and January 1, 1999...................  41
Consolidated Statements of Operations for the Fiscal Years Ended December 31, 1999 and
  January 1, 1999 and the Period from June 21, 1997 (inception) through January 2, 1998...  42
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended
  December 31, 1999 and January 1, 1999 and the Period from June 21, 1997 (inception)
  through January 2, 1998.................................................................  43
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 1999 and
  January 1, 1999 and the Period from June 21, 1997 (inception) through January 2, 1998...  44
Notes to Consolidated Financial Statements................................................  45

Forum Group, Inc. and Subsidiaries, as Partitioned for Sale to Host Marriott Corporation

Report of Independent Public Accountants..................................................  65
Consolidated Statement of Operations for the Twenty-four Week Period Ended June 20, 1997..  66
Consolidated Statement of Cash Flows for the Twenty-four Week Period Ended June 20, 1997..  67
Notes to Consolidated Financial Statements................................................  68

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Crestline Capital Corporation:

     We have audited the accompanying consolidated balance sheets of Crestline Capital Corporation and subsidiaries (a Maryland corporation) as of December 31, 1999 and January 1, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended December 31, 1999 and January 1, 1999 and for the period from June 21, 1997 (inception) through January 2, 1998. These consolidated financial statements and schedule referred to below are the responsibility of Crestline Capital Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crestline Capital Corporation and its subsidiaries as of December 31, 1999 and January 1, 1999 and the results of their operations and their cash flows for the fiscal years ended December 31, 1999 and January 1, 1999 and for the period from June 21, 1997 (inception) through January 2, 1998, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         Arthur Andersen LLP

Vienna, Virginia
February 24, 2000

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     December 31, 1999 and January 1, 1999
                       (in thousands, except share data)

                                                   1999      1998
                                                 --------  --------
                 ASSETS
Property and equipment, net....................  $745,615  $655,745
Hotel working capital..........................    89,650    95,114
Due from hotel managers........................    42,259         -
Due from Marriott Senior Living Services, net..     5,729     8,884
Other assets...................................    44,841    32,231
Cash and cash equivalents......................    36,774    66,779
                                                 --------  --------
                                                 $964,868  $858,753
                                                 ========  ========
   LIABILITIES AND SHAREHOLDERS' EQUITY

Debt:
 Mortgage debt.................................  $279,271   $183,059
 Other debt....................................    26,946     30,017
                                                 --------   --------
                                                  306,217    213,076
 Hotel working capital notes payable to
  Host Marriott................................    89,650     95,114
                                                 --------   --------
  Total debt...................................   395,867    308,190
Accounts payable and accrued expenses..........    16,912      6,438
Lease payable to Host Marriott.................    61,315          -
Deferred income taxes..........................    63,940     61,353
Other liabilities..............................    26,086     23,518
                                                 --------   --------
  Total liabilities...........................    564,120    399,499
                                                 --------   --------
Shareholders' equity:
 Common stock, 75.0 million shares authorized,
  22.3 million and 21.9 million shares issued,
  respectively, $.01 par value................        223        219
 Additional paid-in capital...................    451,639    452,762
 Retained earnings............................     46,158      6,273
 Treasury stock, 5.1 million shares...........    (97,272)         -
                                                 --------   --------
  Total shareholders' equity..................    400,748    459,254
                                                 --------   --------
                                                 $964,868   $858,753
                                                 ========   ========



                See Notes to Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          Fiscal Years Ended December 31, 1999 and January 1, 1999 and
     for the period from June 21, 1997 (inception) through January 2, 1998
                     (in thousands, except per share data)

                                                                                         Period from
                                                                                        June 21, 1997
                                                                                         (inception)
                                                                                           through
                                                                                          January 2,
                                                                 1999         1998          1998
                                                              ----------   ----------   ------------
REVENUES
Hotels
 Rooms....................................................    $2,687,437     $      -     $      -
 Food and beverage........................................     1,206,391            -            -
 Other....................................................       301,162            -            -
                                                              ----------   ----------   ----------
  Total hotel revenues....................................     4,194,990            -            -
                                                              ----------   ----------   ----------
Senior living
 Routine..................................................       223,794      213,378       98,531
 Ancillary................................................        22,704       27,899       12,438
                                                              ----------   ----------   ----------
  Total senior living revenues............................       246,498      241,277      110,969
                                                              ----------   ----------   ----------
Other revenues............................................         4,770            -            -
Equity in earnings of affiliates..........................           867            -            -
                                                              ----------   ----------   ----------
 Total revenues...........................................     4,447,125      241,277      110,969
                                                              ----------   ----------   ----------
OPERATING COSTS AND EXPENSES
Hotels
 Property-level operating costs and expenses
  Rooms...................................................       633,771            -            -
  Food and beverage.......................................       891,670            -            -
  Other...................................................     1,061,249            -            -
Other operating costs and expenses
  Lease expense paid to Host Marriott.....................     1,280,321            -            -
  Management fees.........................................       250,151            -            -
  Depreciation and amortization...........................         2,934            -            -
                                                              ----------   ----------   ----------
   Total hotel operating costs and
    expenses..............................................     4,120,096            -            -
                                                              ----------   ----------   ----------
Senior living
 Property-level operating costs and expenses
  Routine.................................................       145,778      138,099       63,814
  Ancillary...............................................        15,414       21,317       10,255
 Other operating costs and expenses
  Depreciation and amortization...........................        21,624       22,115       10,635
  Management fees paid to Marriott International..........        14,965       13,973        6,481
  Property taxes and other................................         8,549        8,554        3,813
                                                              ----------   ----------   ----------
   Total senior living operating costs and expenses.......       206,330      204,058       94,998
                                                              ----------   ----------   ----------
Other operating costs and expenses........................         9,859            -            -
                                                              ----------   ----------   ----------
  Total operating costs and expenses......................     4,336,285      204,058       94,998
                                                              ----------   ----------   ----------
OPERATING PROFIT BEFORE MINORITY INTEREST, CORPORATE
 EXPENSES AND INTEREST.....................................      110,840       37,219       15,971
Minority interest expense..................................       (1,327)           -            -
Corporate expenses.........................................      (16,469)      (6,360)      (2,304)
Interest expense...........................................      (27,711)     (22,861)     (13,396)
Interest income............................................        2,269        2,028          336
                                                              ----------   ----------   ----------
INCOME BEFORE INCOME TAXES................................        67,602       10,026          607
Provision for income taxes................................       (27,717)      (4,111)        (249)
                                                              ----------   ----------   ----------
NET INCOME................................................    $   39,885     $  5,915     $    358
                                                              ==========   ==========   ==========

BASIC EARNINGS PER COMMON SHARE...........................    $    1.95      $    .27     $    .02
                                                              ==========    =========    =========
DILUTED EARNINGS PER COMMON SHARE.........................    $    1.91      $    .27     $    .02
                                                              =========     =========    =========

                See Notes to Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          Fiscal Years Ended December 31, 1999 and January 1, 1999 and
     for the period from June 21, 1997 (inception) through January 2, 1998
                                 (in thousands)

          Shares
------------------------                                                      Additional
   Common      Treasury                                               Common   Paid-in    Retained   Treasury
    Stock        Stock                                                Stock    Capital    Earnings    Stock
-----------    --------                                              -------  ----------  --------  ----------
         --          --   Balance, June 21, 1997...................  $    --    $     --   $    --    $     --
         --          --    Capital contributions by Host Marriott..       --     226,706        --          --
         --          --    Net income..............................       --          --       358          --
   --------    --------                                              -------    --------   -------    --------
         --          --   Balance, January 2, 1998.................       --     226,706       358          --
         --          --    Capital contributions by Host Marriott..       --     226,275        --          --
     21,926          --    Distribution of the Company.............      219        (219)       --          --
         --          --    Net income..............................       --          --     5,915          --
   --------    --------                                              -------    --------   -------    --------
     21,926          --   Balance, January 1, 1999.................      219     452,762     6,273          --
         --       5,260    Repurchase of common stock..............       --          --        --     (99,917)
                           Common stock issued for the
        389        (149)    comprehensive stock plan...............        4      (1,123)       --       2,645
         --          --    Net income..............................       --          --    39,885          --
   --------    --------                                              -------    --------   -------    --------
     22,315       5,111   Balance, December 31, 1999...............     $223    $451,639   $46,158    $(97,272)
   ========    ========                                              =======    ========   =======    =========



                See Notes to Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          Fiscal Years Ended December 31, 1999 and January 1, 1999 and
     for the period from June 21, 1997 (inception) through January 2, 1998
                                 (in thousands)

                                                                                        Period from
                                                                                       June 21, 1997
                                                                                        (inception)
                                                                                          through
                                                                                         January 2,
                                                                   1999       1998         1998
                                                                 --------   --------   ------------
OPERATING ACTIVITIES
Net income.....................................................  $ 39,885   $  5,915      $     358
Adjustments to reconcile net income to cash from operations:
  Depreciation and amortization................................    25,304     22,115         10,635
  Loss on impairment of asset..................................     3,522          -              -
  Amortization of debt premiums and deferred financing costs...      (822)    (1,550)          (834)
  Income taxes.................................................     2,816      4,111            249
  Change in amounts due from Marriott Senior Living Services...     2,156    (10,934)        10,073
  Change in amounts due from hotel managers, net...............   (32,359)         -              -
  Change in lease payable to Host Marriott.....................    61,315          -              -
  Other........................................................    (3,228)         -           (997)
  Change in other operating accounts...........................     5,543      9,330          5,892
                                                                 --------   --------      ---------
Cash from operations...........................................   104,132     28,987         25,376
                                                                 --------   --------      ---------
INVESTING ACTIVITIES
 Acquisition of hotel properties, net of cash acquired.........   (30,147)         -              -
 Expansions of senior living communities.......................   (18,451)    (8,653)       (30,782)
 Purchase of minority interests in senior living partnerships..    (7,010)         -              -
 Purchase of investments in affiliates.........................         -    (10,926)             -
 Other capital expenditures....................................   (11,630)    (7,087)        (2,563)
 Increase in capital improvement reserve.......................      (529)    (2,432)           (67)
 Other.........................................................    (1,939)    (1,000)             -
                                                                 --------   --------      ---------
Cash used in investing activities..............................   (69,706)   (30,098)       (33,412)
                                                                 --------   --------      ---------
FINANCING ACTIVITIES
 Repurchases of common stock...................................   (99,917)         -              -
 Repayments of debt............................................   (60,375)    (3,608)        (2,142)
 Issuances of debt.............................................    55,588      1,700         20,407
 Draws on line of credit.......................................    45,000          -              -
 Contribution of cash from Host Marriott.......................         -     52,250          7,319
 Other.........................................................    (4,727)       (96)            96
                                                                 --------   --------      ---------
Cash provided by (used in) financing activities................   (64,431)    50,246         25,680
                                                                 --------   --------      ---------
Increase (decrease) in cash and cash equivalents...............   (30,005)    49,135         17,644
Cash and cash equivalents, beginning of period.................    66,779     17,644             --
                                                                 --------   --------      ---------
Cash and cash equivalents, end of period.......................  $ 36,774   $ 66,779      $  17,644
                                                                 ========   ========      =========
SUPPLEMENTAL INFORMATION--NON-CASH ACTIVITY:
 Assumption of mortgage debt from the purchase of a
  controlling interest in hotel properties.....................  $ 54,478   $      -      $       -
 Hotel working capital notes issued in exchange for
  hotel working capital........................................         -     95,114              -
 Sale of common stock to executives through loans..............     2,645          -              -
 Contributions from Host Marriott:
  Property and equipment.......................................         -     20,959        601,033
  Acquisition of minority interests paid by Host Marriott......         -     12,963              -
  Debt assumed.................................................         -          -       (331,669)
  Debt forgiveness.............................................         -    106,995              -
  Debt prepayment paid by Host Marriott........................         -     26,405              -
  Other........................................................         -      6,647         (1,641)
  Deferred income taxes........................................         -          -        (58,435)
  Expansion costs paid by Host Marriott........................         -         56         10,099

                See Notes to Consolidated Financial Statements.

1.   Summary of Significant Accounting Policies

     Basis of Presentation and Organization

     On December 29, 1998 (the "Distribution Date"), Crestline Capital Corporation (the "Company," formerly known as HMC Senior Communities, Inc.), a Maryland corporation, became a publicly traded company when Host Marriott Corporation ("Host Marriott") completed its plan of reorganizing its business operations by spinning-off the Company to the shareholders of Host Marriott (the "Distribution"), as part of a series of transactions pursuant to which Host Marriott converted into a real estate investment trust ("REIT"), see Note 2. On December 31, 1998, the Company entered into lease and sublease agreements to lease substantially all of Host Marriott's hotels with the existing management agreements of the leased and subleased hotels assigned to the Company. As of December 31, 1999, the Company leased or subleased 116 full-service and 71 limited-service hotels, owned a controlling interest in 11 limited-service hotels and owned 31 senior living communities.

     On June 21, 1997, Host Marriott acquired all of the outstanding stock of Forum Group Inc. ("Forum") from Marriott Senior Living Services, Inc.
("MSLS"), a subsidiary of Marriott International, Inc. ("Marriott International") for $190 million of cash and the assumption of $270 million of debt and concurrently contributed all of the assets, including 29 of the senior living communities, and liabilities of Forum to the Company. In connection with the acquisition, the Company assigned to Marriott International its interest as manager under long-term operating agreements. The acquisition of Forum was accounted for under the purchase method of accounting.

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

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in affiliates owned 20 percent or more and over which the Company has the ability to exercise significant influence, but does not control, are accounted for using the equity method. Investments in affiliates less than 20 percent owned by the Company, and for which the Company does not exercise significant influence, are accounted for using the cost method. To the extent the purchase price of investments in affiliates exceeds the net book value, the Company amortizes the difference over 25 years. All material intercompany transactions and balances have been eliminated.

     Fiscal Year

     The Company's fiscal year ends on the Friday nearest to December 31.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Revenues

     Hotel revenues for the Company's owned and leased hotels consist of the property-level revenues generated by the hotels.

     Senior living revenues represent community operating revenues. Routine revenues consist of resident fees and health care service revenues, which are generated primarily from monthly charges for independent and assisted living apartments and special care center rooms and daily charges for healthcare beds and are recognized monthly based on the terms of the residents' agreements. Advance payments received for services are deferred until the services are provided. Ancillary revenue is generated on a "fee for service" basis for supplemental items requested by residents and is recognized as the services are provided.

     A portion of revenues from health care services was attributable to patients whose bills are paid by Medicare or Medicaid under contractual arrangements. Reimbursements under these contractual arrangements are subject to retroactive adjustments based on agency reviews. Revenues from health care services are recorded net of estimated contractual allowances in the accompanying consolidated financial statements.

     Reimbursement arrangements are subject to audit and retroactive adjustment. Provisions are made for potential adjustments that may result. To the extent those provisions vary from settlements, revenues are charged or credited when the adjustments become final. In management's opinion, any adjustments related to current and prior years' operations will be immaterial to current and future financial statements. Audits under the reimbursement agreements have been completed through fiscal year 1997 and there were no material audit adjustments. Medicare and Medicaid represented 7% and 3%, respectively, of senior living revenues for fiscal year 1999, 10% and 2%, respectively, of senior living revenues for fiscal year 1998 and 11% and 3%, respectively, of senior living revenues for the period from June 21, 1997 (inception) through January 2, 1998.

     Earnings per Common Share

     Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average
number of common stock outstanding plus other dilutive securities.   For fiscal
year 1998 and the period from June 21, 1997 (inception) through January 2, 1998, the weighted average number of outstanding common shares is based on Host Marriott's weighted average number of outstanding common shares, adjusted for the one-for-ten distribution ratio (see Note 2).

     A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows:

                                                                                    Period from
                                                                                   June 21, 1997
                                                                                   (inception)
                                                                                through January 2,
                                                                 1999    1998          1998
                                                                ------  ------  ------------------
                                                                            (in thousands)
     Weighted average number of common shares outstanding.....  20,423  21,626              21,536
     Assuming distribution of common shares granted under
       comprehensive stock plan, less shares assumed
       purchased at average market price......................     417      30                   -
                                                                ------  ------              ------
     Shares utilized for the calculation of diluted earnings
        per share.............................................  20,840  21,656              21,536
                                                                ======  ======              ======


                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Cash and Cash Equivalents

     All highly liquid investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents include $2,357,000 and $10,828,000 at December 31, 1999 and January 1, 1999,
respectively, of cash related to certain consolidated partnerships, the use of which is restricted generally for partnership purposes to the extent it is not distributed to the partners.

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

     In cases where management is holding for sale a particular property, the Company assesses impairment based on whether the estimated sales price less cost of disposal of each individual property to be sold is less than the net book value. A property is considered to be held for sale when a decision is made to dispose of the property. Otherwise, impairment is assessed based on whether it is probable that undiscounted future cash flows from each property will be less than its net book value. If a property is impaired, its basis is adjusted to its fair value.

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents. The Company maintains cash and cash equivalents with various high credit-quality financial institutions and limits the amount of credit exposure with any institution.

     Senior Living Community Working Capital

     Pursuant to the terms of the Company's Operating Agreements (see Note 7), the Company is required to provide Marriott International with working capital and supplies to meet the operating needs of the senior living communities. Marriott International converts cash advanced by the Company into other forms of working capital consisting primarily of operating cash, inventories, resident deposits and trade receivables and payables which are maintained and controlled by Marriott International. Upon the termination of the Operating Agreements, Marriott International is required to convert working capital and supplies into cash and return it to the Company. As a result of these conditions, the individual components of working capital and supplies controlled by Marriott International are not reflected in the accompanying consolidated balance sheets, however, the net working capital advanced is included in due from Marriott Senior Living Services on the accompanying consolidated balance sheets.

     Hotel Working Capital

     Pursuant to the terms of the Hotel Management Agreements (see Note 6), the Company is required to provide the hotel manager with the working capital and supplies to meet the operating needs of its hotels. The hotel manager converts the cash advanced into other forms of working capital consisting primarily of operating cash, inventories, trade receivables and payables which are maintained and controlled by the hotel manager. Upon the commencement of a typical hotel lease or sublease, the Company typically purchases from the hotel owner the existing working capital controlled by the hotel manager evidenced by a note payable to the hotel owner. Upon the termination of the hotel lease or sublease, the Company is required to sell the existing working capital to the hotel owner at its current market value. To the extent the working capital delivered to the hotel owner is less than the value of the loan, the Company will pay

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



the difference in cash. However, to the extent the working capital delivered to the hotel owner exceeds the value of the loan, the hotel owner will pay the Company the difference in cash. If the hotel management agreement is terminated, the hotel manager is required to convert working capital and supplies into cash and return it to the Company. As a result of these conditions, the individual components of working capital and supplies controlled by the hotel manager are not reflected in the accompanying consolidated balance sheets. However, the total amount of working capital purchased from the hotel owner and advanced to the hotel manager and the corresponding working capital note payable to the owner is reflected on the accompanying consolidated balance sheets.

     Senior Living Community Deferred Revenue

     Monthly fees deferred for the non-refundable portion of the entry fees are recorded as deferred revenue and included in other liabilities in the accompanying consolidated balance sheets. These amounts are recognized as revenue as services are performed over the expected term of the residents' contracts.

     Deferred Charges

     Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt.

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

     New Statements of Financial Accounting Standards

     During 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities." The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

2.   The Distribution

     On the Distribution Date, Host Marriott completed its plan of reorganizing its business by spinning-off the Company to the shareholders of Host Marriott as part of a series of transactions pursuant to which Host Marriott converted into a REIT. As part of the Distribution, Host Marriott distributed 20.5 million, or 94%, of the outstanding shares of common stock of the Company to the Host Marriott shareholders. The remaining 1.4 million, or six percent, of the outstanding shares were used by Host Marriott as part of the consideration paid on December 30, 1998 for Host Marriott's acquisition of certain hotel properties from The Blackstone Group and a series of funds controlled by Blackstone Real Estate Partners (the "Blackstone Acquisition"). The shares were distributed on the basis of one share of the Company's common stock for every ten shares of Host Marriott common stock.

     On December 31, 1998, the Company and Host Marriott entered into agreements to lease 121 of the full-service hotels owned by Host Marriott and agreements to sublease 71 limited-service hotels leased by Host Marriott (see Note 5). In 1999, Host Marriott sold five of the leased full-service hotels, and the Company and Host Marriott agreed to terminate the leases reducing the number of hotels leased from Host Marriott to 116 full-service hotels. Upon the commencement of the hotel leases and subleases, the Company purchased the working capital of the hotels from Host

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Marriott for $95 million with the purchase price evidenced by notes that bear interest at 5.12%. The existing management agreements for all of the leased hotels were assigned to the Company (see Note 6).

     In connection with the Blackstone Acquisition, a 25 percent interest in SwissHotel Management (USA) LLC, a management company that manages five hotels in the United States, was transferred to the Company from Host Marriott for $4.5 million. Also, in connection with the Distribution, the Company acquired a five percent interest in a joint venture with Host Marriott that owns a $129 million first mortgage secured by five hotel properties owned by Host Marriott for $6.4 million.

     In connection with the Distribution, the Company entered into an asset management agreement (the "Asset Management Agreement") with Host Marriott and its affiliates pursuant to which the Company will provide Host Marriott management advisory services on the operation of Host Marriott's hotels. The term of the Asset Management Agreement is for two years with an automatic one-year renewal.

     As part of the Distribution, the Company and Host Marriott entered into a non-competition agreement that limits the respective parties' future business opportunities. The Company is generally precluded until the earlier of December 31, 2008 or the date when the Company no longer leases at least 25% of the original hotels leased from Host Marriott at the time of the Distribution, from owning or acquiring any full-service hotels not leased from Host Marriott. The Company is also subject to certain restrictions relating to leasing, operating and managing full-service hotels under its non-competition agreement with Host Marriott.

     In connection with the Distribution, the Company is also bound by a non-competition agreement with Marriott International pursuant to which the Company is generally prohibited prior to October 8, 2000, subject to limited exceptions, from entering into or acquiring any business that competes with the hotel management business of Marriott International. Certain activities are permitted however, including: (1) the operation of an unlimited number of limited-service hotel properties as long as the Company does not operate more than ten such properties under a common name; (2) contracting with a third party manager for operation of an unlimited number of limited-service hotel properties, so long as the number of properties under such third party management is no more than the greater of (a) ten such properties operated under a common name or (b) 25% of the system operated by such third party manager under a common name; (3) contracting with a third party manager for operation of an unlimited number of full-service hotels having the same brand name as one of Host Marriott's hotels, so long as the number of properties under such third party management is not more than the greater of (a) five such properties operated under a common name or (b) 12.5% of the system operated by such third party manager under a common name; and (4) franchising of an unlimited number of limited-service hotel properties so long as the Company is not franchisor for more than ten such properties under a common name.

     For purposes of governing certain of the ongoing relationships between the Company and Host Marriott, the Company and Host Marriott entered into various agreements including a distribution agreement, an employee benefits allocation agreement and a tax sharing agreement. These agreements provide, among other things, for the allocation of assets and liabilities between the Company and Host Marriott and a guarantee by Host Marriott of certain Company debt obligations.

     The following summarized unaudited pro forma data for the fiscal years ended January 1, 1999 and January 2, 1998 assume all of the following transactions occurred at the beginning of each fiscal year:


       . the Distribution and related transactions discussed above including the lease of 121 full-service hotels and sublease of 71 limited-service hotels;

       . the 1997 acquisition of Forum and one additional senior living community and the 1998 acquisition of one senior living community;

       .  the 1998 repayment and forgiveness of certain debt (see Note 8); and

       . the 1998 acquisition of minority interests in certain consolidated subsidiaries.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        1998            1997
                                                                      --------        --------
                                                                 (in thousands, except per share data)
                                                                             (unaudited)

  Revenues....................................................      $4,299,036         $3,970,630
  Operating profit before corporate expenses  and interest....          82,118             72,786
  Net income..................................................          26,200             20,704
  Earnings per common share...................................            1.19                .95


3.   Property and Equipment

     Property and equipment consists of the following:


                                                                      1999            1998
                                                                    --------        --------
                                                                           (in thousands)

  Land........................................................      $121,706           $113,802
  Buildings and leasehold improvements........................       622,019            542,201
  Furniture and equipment.....................................        59,959             32,492
                                                                  ----------         ----------
                                                                     803,684            688,495
  Less accumulated depreciation and amortization..............       (58,069)           (32,750)
                                                                  ----------         ----------
                                                                    $745,615           $655,745
                                                                  ==========         ==========

     In 1999, the Company determined that one of its senior living communities was impaired as a result of a deterioration of the community's operating results due to its size and age and the new supply in its market. The Company recorded a $3,522,000 pre-tax charge, which is included in other operating costs and expenses on the accompanying consolidated statements of operations, to reduce the net book value of the property to its fair value.

4.   Restricted Cash

     Restricted cash, which is included in other assets on the accompanying consolidated balance sheets, consists of the following:

                                                                      1999            1998
                                                                    --------        --------
                                                                           (in thousands)

Debt service reserves.........................................      $ 2,602            $1,624
Fixed asset reserves..........................................        7,866             6,732
Real estate tax reserves......................................        4,711             4,032
Insurance reserves............................................        3,364             2,503
Other.........................................................        4,519                 -
                                                                   --------           -------
                                                                    $23,062           $14,891
                                                                   ========           =======

     The debt service, fixed asset, real estate tax and insurance reserves consist of cash transferred into segregated escrow accounts out of revenues generated by the Company's owned hotel and senior living communities, pursuant to the Company's secured debt agreements. Funds from these reserves are periodically disbursed by the collateral agent to pay for debt service, capital expenditures, insurance premiums and real estate taxes relating to the secured properties. In addition, the fixed asset reserves also include cash transferred into segregated escrow accounts pursuant to the Company's owned hotel and senior living community management and operating agreements to fund certain capital expenditures at the owned hotels and senior living communities (see Note 7). In some cases, to ensure prompt payment, the Company utilizes its unrestricted cash to pay for capital expenditures, insurance premiums and real estate taxes and is subsequently reimbursed for such payments out of funds held in the appropriate escrow account.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Leases

     The Company is the lessee under capital and operating leases. Future minimum annual rental commitments for all non-cancelable leases as of December 31, 1999 are as follows:


                                                     Capital         Operating
                                                      Leases           Leases
                                                     --------        ----------
                                                          (in thousands)

     2000..........................................    $ 1,220       $  753,252
     2001..........................................      1,240          744,039
     2002..........................................      1,258          742,287
     2003..........................................      1,477          742,311
     2004..........................................      1,384          727,320
     Thereafter....................................      9,776        2,216,311
                                                       -------       ----------
     Total minimum lease payments..................     16,355       $5,925,520
                                                       =======       ==========
     Less amount representing interest.............     (6,078)
                                                       -------
     Present value of minimum lease payments.......    $10,277
                                                       =======

     Hotel Leases

     In connection with the Distribution, wholly-owned subsidiaries of the Company entered into leases (the "Hotel Leases") with Host Marriott effective January 1, 1999 for 121 full-service hotels. In 1999, Host Marriott sold five of the leased hotels, resulting in the termination of the applicable Hotel Lease. Each Hotel Lease has an initial term generally ranging from seven to ten years. The Hotel Leases have four seven-year renewal options at the option of the Company, however, Host Marriott may terminate any unexercised renewal options. The Company is required to pay the greater of (i) a minimum rent specified in each Hotel Lease or (ii) a percentage rent based upon a specified percentage of aggregate revenues from the hotel, including room revenues, food and beverage revenues, and other income, in excess of specified thresholds. The amount of minimum rent is increased each year based upon 50% of the increase in CPI during the previous twelve months. Percentage rent thresholds are be increased each year based on a blend of the increases in CPI and the Employment Cost Index during the previous twelve months. The Hotel Leases will generally provide for a rent adjustment in the event of damage, destruction, partial taking or certain capital expenditures. The rent during any renewal periods will be negotiated at fair market value at the time the renewal option is exercised.

     The Company is responsible for paying all of the expenses of operating the hotels, including all personnel costs, utility costs, and general repair and maintenance of the hotels. In addition, the Company is responsible for all fees payable to the hotel manager, including base and incentive management fees, chain services payments and franchise or system fees. Host Marriott is responsible for real estate and personal property taxes, property casualty insurance, equipment rent, ground lease rent, maintaining a reserve fund for FF&E replacements and capital expenditures.

     In the event that Host Marriott disposes of a hotel free and clear of the Hotel Lease, Host Marriott would generally have to purchase the Company's interest in the Hotel Lease with the purchase price equal to the fair market value of the Company's leasehold interest in the remaining term of the Hotel Lease using a discount rate of 12%. Alternatively, Host Marriott would be entitled to (i) substitute a comparable hotel for any hotel that is sold, with the terms agreed to by the Company, or (ii) sell the hotel subject to the Hotel Lease, subject to the Company's approval under certain circumstances, in lieu of payment of the purchase price. In addition, Host Marriott also has the right to terminate up to twelve Hotel Leases in connection with the sale of a leased hotel without having to pay a termination fee. During 1999, Host Marriott exercised its right to terminate three Hotel Leases without paying a termination fee for

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



full-service hotels that were sold during 1999. The other two hotels sold by Host Marriott in 1999 did not have termination fee provisions due to the pending sale of the hotels at the inception of the leases. Conversely, the Company may terminate up to twelve full-service Hotel Leases without penalty upon 180 days notice to Host Marriott. During 1999, the Company exercised its right to terminate five Hotel Leases. The Company may renegotiate the terms of these Hotel Leases with Host Marriott. If these five Hotel Leases are not renegotiated, they will terminate in fiscal year 2000, 180 days after each respective notification date.

     As a result of the recent tax legislation discussed below, Host Marriott may purchase all, but not less than all, of the Hotel Leases beginning January 1, 2001 with the purchase price calculated as discussed above. The payment of the termination fee will be payable in cash or, subject to certain conditions, shares of Host Marriott common stock at the election of Host Marriott.

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

     Limited-Service Hotel Subleases

     Host Marriott leases 71 limited-service hotels under the Residence Inn and Courtyard by Marriott brands (the "HPT Leases") from Hospitality Properties Trust, Inc. ("HPT"). The HPT Leases have initial terms expiring through 2012 for the Courtyard properties and 2010 for the Residence Inn properties, and are
renewable at the option of Host Marriott.   In connection with the Distribution,
subsidiaries of the Company entered into sublease agreements with Host Marriott for these limited-service hotels (the "Subleases"). The terms of the Subleases will expire simultaneously with the expiration of the initial term of the HPT Leases. If Host Marriott elects to renew the HPT Leases, the Company can elect to also renew the Subleases for the corresponding renewal term.

     Each Sublease provides that generally all of the terms in the HPT Leases will apply to the Subleases. The HPT Leases require the lessee to pay rent equal to (i) a fixed minimum rent plus (ii) an additional rent based upon a specified

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

percentage of revenues to the extent they exceed revenues from a base year. In addition, the HPT Leases require the lessee to pay all repair and maintenance costs, impositions, utility charges, insurance premiums and all fees payable under the hotel management agreements. Pursuant to the Subleases, subsidiaries of the Company are required to pay rent to Host Marriott equal to the minimum rent due under the HPT Leases and an additional rent based on a percentage of revenues. To the extent the reserves for FF&E replacements are insufficient to meet the hotel's capital expenditure requirements, HPT is required to fund the shortfall.

     The rent payable under the Subleases is guaranteed by the Company up to a maximum of $30 million. The Company's wholly owned subsidiaries that are party to the Subleases were capitalized with $30 million in notes from the Company payable upon demand.

     As a result of the recent tax legislation discussed below, Host Marriott may terminate all, but not less than all, of the Subleases beginning January 1, 2001 upon payment of the termination fee equal to the fair market value of the Company's leasehold interests in the remaining term of the Subleases using a discount rate of five percent.

     Recent Tax Legislation

     On December 17, 1999, President Clinton signed the Work Incentives Improvement Act of 1999. Included in this legislation are provisions that, effective January 1, 2001, will allow a REIT to lease hotels to a "taxable REIT subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. A taxable REIT subsidiary is a corporation that is owned more than 35 percent by a REIT. This law will enable Host Marriott, beginning in 2001, to lease its hotels to a taxable REIT subsidiary. Host Marriott may, at its discretion, elect to terminate the Company's leases, beginning in 2001, and pay termination fees determined according to formulas specified in the leases. If Host Marriott elects to terminate the Hotel Leases, it would have to terminate all of the full-service Hotel Leases. Similarly, if Host Marriott elects to terminate the subleases for the limited-service hotels, it would have to terminate all of the Subleases.

     Senior Living Leases

     The Company leases two senior living communities under capital leases expiring in 2016. Upon the expiration of the lease or anytime prior to lease expiration, the Company has the first right of refusal (the "Option") to submit a counter offer to any acceptable bona fide offer from a third party within 30 days of notice from the lessor. If the Company fails to exercise its Option, then the lessor may proceed with the sale of the leased property and all assets therein.

     The Company also has one long-term operating ground lease which expires in 2013. The operating lease includes three renewal options exercisable in five-year increments through the year 2028.

     Rent expense for fiscal years 1999 and 1998 and the period from June 21, 1997 (inception) through January 2, 1998 was as follows:

                                                                           Period from
                                                                      June 21, 1997 (inception)
                                                                             through
                                                 1999         1998        January 2, 1998
                                               --------     --------  --------------------------
                                                               (in thousands)
Base rent..................................      $760,039      $279           $    141
Percentage rent............................       524,959         -                  -
                                                ---------   -------           --------
                                               $1,284,998   $   279           $    141
                                               ==========   =======           ========

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   Hotel Management Agreements

     All of the Company's owned, leased and subleased hotels are operated by hotel management companies under long-term hotel management agreements (the "Hotel Management Agreements").

     Assignment of Hotel Management Agreements for Leased and Subleased Hotels

     The existing Hotel Management Agreements for the leased and subleased hotels were assigned to the Company upon the execution of the Hotel Leases for the term of each corresponding Hotel Lease. The Company is obligated to perform all of the obligations of Host Marriott under the Hotel Management Agreements including payment of fees due under the Hotel Management Agreements other than certain obligations including payment of real estate and personal property taxes, property casualty insurance, equipment rent, ground lease rent, maintaining a reserve fund for FF&E replacements and capital expenditures, for which Host Marriott retains responsibility.

     Marriott International Hotel Management Agreements for Leased Hotels

     Marriott International manages 86 of the 116 leased full-service hotels and all of the 71 subleased limited-service hotels under long-term Hotel Management Agreements assigned to the Company, generally for an initial term of 15 to 20 years with renewal terms at the option of Marriott International of up to an additional 16 to 30 years. The Hotel Management Agreements generally provide for payment of base management fees equal to one to four percent of revenues and incentive management fees generally equal to 20% to 50% of Operating Profit (as defined in the Hotel Management Agreements) over a priority return (as defined) to the Company, with total incentive management fees not to exceed 20% of cumulative Operating Profit, or 20% of current year Operating Profit.

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

     Marriott International Hotel Management Agreement for Owned Hotels

     Marriott International also manages the eleven owned Residence Inn limited-service hotels pursuant to a long-term management agreement with an initial term expiring December 30, 2011 with renewal terms at the option of Marriott International to extend the agreement on one or more of the owned hotels for up to five 10-year terms. The Hotel Management Agreement provides for the payment of a base management fee equal to two percent of revenues, a Residence Inn system fee equal to four percent of revenues, and incentive management fees equal to 20 percent of operating profit, as defined, over a priority return to the owner. The payment of base management fees is subordinate to qualifying debt service, a provision for administrative expenses and retention by the Company of stipulated annual cash flow. The payment of incentive management fees is payable out of 50 percent of cash flow remaining after qualifying debt service, administrative expenses and the retention by the Company of a stipulated cash flow. In addition, Marriott International is required to furnish Chain Services similar to the leased Hotel Management Agreements discussed above.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The Hotel Management Agreement for the owned Residence Inn limited-service hotels also provides for the establishment of a property improvement fund to cover the cost of (a) certain routine repairs and maintenance of the hotels which are normally capitalized and (b) replacements and renewals to the hotels' property and improvements. Contributions to the property improvement fund are equal to five percent of revenues. In 1999, the Company contributed $1,611,000 to the property improvement fund. The Hotel Management Agreement also provides that the Company will fund the costs of certain major non-routine repairs, alterations, improvements, renewals and replacements to the hotels.

     Ritz-Carlton Hotel Management Agreements

     The Ritz-Carlton Hotel Company, LLC ("Ritz-Carlton"), an affiliate of Marriott International, manages nine of the leased hotels under long-term Hotel Management Agreements assigned to the Company. These agreements have an initial term of 15 to 25 years with renewal terms at the option of Ritz-Carlton of up to an additional 10 to 40 years. Base management fees vary from two to four percent of revenues and incentive management fees are generally equal to 20% of available cash flow or operating profit, as defined in the agreements up to a maximum of 2.1% of revenues.

     Other Hotel Management Agreements

     The Company's remaining 21 leased hotels are managed by other hotel management companies. Four of the leased hotels are managed by the SwissHotel Management (USA) LLC, four are managed by Hyatt Corporation, and two are managed by Four Seasons Hotel Limited. The remaining eleven leased hotels are managed by other independent hotel management companies under the "Marriott" and other brands pursuant to franchise agreements. The managers of the hotels provide similar services as Marriott International under its Hotel Management Agreements and receive base management fees, generally calculated as a percentage of revenues, and in most cases, incentive management fees, which are generally calculated as a percentage of operating profits.

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

     Franchise Agreements

     Nine of the Company's leased hotels are managed under franchise agreements between Host Marriott and Marriott International for terms ranging from 15 to 30 years, and two of the Company's other leased hotels are managed under franchise agreements with other lodging companies with similar terms. In connection with the assignment of the corresponding Hotel Management Agreement, the Company assumed the franchise agreements for these leased hotels and will be the franchisee for the term of the corresponding Hotel Lease. Pursuant to the franchise agreements, the Company generally pays a franchise fee based on a percentage of room revenues and food and beverage revenues as well as certain other fees for advertising and reservations. Franchise fees for room revenues vary from four to six percent, while fees for food and beverage revenues vary from two to three percent of revenues.

7.   Senior Living Operating Agreements

     The senior living communities are subject to operating agreements (the "Operating Agreements") which provide for Marriott International to operate the senior living communities, generally for an initial term of 25 to 30 years with renewal terms subject to certain performance criteria at the option of Marriott International of up to an additional five to ten years. The Operating Agreements provide for payment of base management fees equal to five percent of revenues

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



and incentive management fees equal to 20% of Operating Profit (as defined in the Operating Agreements) over a priority return ("Owner's Priority") to the Company. In the event of early termination of the Operating Agreements, Marriott International will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate certain, but not all, management agreements if specified performance thresholds are not satisfied. No Operating Agreement with respect to a single community is cross-collateralized or cross-defaulted to any other Operating Agreement, and any single Operating Agreement may be terminated following a default by the Company or Marriott International, although such termination will not trigger the cancellation of any other Operating Agreement.

     Most of the senior living communities are also subject to pooling agreements whereby for the limited purpose of calculating management fees and exercising certain termination rights under the Operating Agreements, the management fees and rights are considered in the aggregate for the senior living communities in each pool.

     The Operating Agreements require Marriott International to furnish certain services ("Central Administrative Services") which are generally furnished on a central or regional basis to other senior living communities in the Marriott retirement community system. Such services will include the following: (i) marketing and public relations services; (ii) human resources program development; (iii) information systems support and development; and (iv) centralized computer payroll and accounting services. In lieu of reimbursement for such services, Marriott International is paid an amount equal to 2% of revenues. Generally, through the earlier of (i) the end of the seventh year of the Operating Agreement or (ii) the date upon which certain performance criteria have been met, 50% of the Central Administrative Services fee is payable only to the extent that Operating Profit exceeds Owner's Priority. However, the payment of fees for the Central Administrative Services is generally waived for the first year of the Operating Agreement.

     The Company is required under the Operating Agreements to contribute a percentage of revenues into an interest-bearing reserve account to cover the cost of (a) certain routine repairs and maintenance to the senior living communities which are normally capitalized and (b) replacements and renewals to the senior living communities' property and improvements. The annual contribution amount (expressed as a percentage of revenues) generally will be 2.65% through fiscal year 2002, 2.85% for fiscal years 2003 through 2007, and 3.5% thereafter. The amount contributed for fiscal years 1999 and 1998 and for the period June 21, 1997 (inception) through January 2, 1998 was $6,431,000, $6,291,000 and $2,025,000, respectively. The Operating Agreements provide that the Company shall separately fund the cost of certain major or non-routine repairs, alterations, improvements, renewals and replacements to the senior living communities.


8.    Debt

     Debt consists of the following as of December 31, 1999 and January 1, 1999:

                                                                            1999        1998
                                                                          --------    --------
                                                                            (in thousands)
Mortgage debt:
 Secured by eight senior living communities with $247 million of real estate assets, with an interest rate of 10.01%, maturing through 2020 (balance includes debt premium
  of $14.1 million).....................................................  $133,586    $135,719
 Secured by ten hotels with $81 million of real estate assets
  with an interest rate of 8.08%, maturing on January 1, 2010...........    55,588           -
 Secured by nine senior living communities with $118 million of real estate assets, with an interest rate of 9.93%, maturing on January 1, 2001 (balance includes debt premium
   of $0.9 million).....................................................    45,097      47,340
 Line of Credit secured by eight senior living communities
  with $214 million of real estate assets, with interest rates
  ranging from 8.81% to 8.94% maturing on April 15, 2002................    45,000           -
                                                                          --------    --------
                                                                           279,271     183,059
                                                                          --------    --------

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Other debt:
 Revenue bonds with an interest rate of 5.875%, due 2027................    14,700    14,700
 Capital lease obligations..............................................    10,277    10,668
 Other notes, with an average rate of 7.5%,  maturing
  through December 31, 2001.............................................     1,969     4,649
                                                                          --------  --------
                                                                            26,946    30,017
                                                                          --------  --------
  Subtotal..............................................................   306,217   213,076
                                                                          --------  --------
Hotel working capital notes payable to Host Marriott, with an interest
 rate of 5.12%, maturing through December 2012..........................    89,650    95,114
                                                                          --------  --------
  Total debt............................................................  $395,867  $308,190
                                                                          ========  ========

     Debt maturities at December 31, 1999, excluding the unamortized debt premiums of $15,025,000, are as follows (in thousands):


     2000..............................................  $  5,991
     2001..............................................    48,635
     2002..............................................    49,112
     2003..............................................     7,722
     2004..............................................     5,074
     Thereafter........................................   264,308
                                                         --------
                                                         $380,842
                                                         ========

     In conjunction with the June 21, 1997 acquisition of Forum, the Company assumed $270 million of debt and issued $72 million in notes payable to Marriott International. Subsequent to the acquisition, the Company issued additional notes payable to Marriott International for additional expansion units totaling approximately $20 million. In the second quarter of 1998, Host Marriott loaned the Company $92 million to repay the notes payable to Marriott International.
In the third quarter of 1998, Host Marriott forgave the $92 million note and it was recorded as a capital contribution to the Company.

     During the first quarter of 1998, Host Marriott prepaid $26.4 million of the Company's mortgage debt. Host Marriott's prepayment of the debt was recorded as a capital contribution to the Company.

     Upon the commencement of the hotel leases, the Company purchased the working capital of the hotels from Host Marriott for $95 million with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each hotel lease. The principal amount of each note is due upon the termination of each hotel lease. Upon termination of the hotel lease, the Company will sell Host Marriott the existing working capital at its current value. To the extent the working capital delivered to Host Marriott is less than the value of the note, the Company will pay Host Marriott the difference in cash. However, to the extent the working capital delivered to Host Marriott exceeds the value of the note, Host Marriott will pay the Company the difference in cash. In connection with the termination of five hotel leases in 1999, the Company repaid the hotel working capital notes with the proceeds from the hotel working capital reducing the Company's balance on the hotel working capital notes to $89.7 million.

     On April 15, 1999, Crestline Ventures LLC ("Ventures"), a subsidiary of the Company, entered into a secured, three-year $100 million revolving credit facility (the "Line of Credit") for funding future investments in the lodging and senior living industries and for general corporate purposes. The Line of Credit bears interest at a Eurodollar rate plus 2.75%. An annual fee of 0.25% is charged on the unused portion of the commitment. The Line of Credit is secured by substantially all of the assets of Ventures and its subsidiaries consisting of eight senior living communities, and is

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


also guaranteed by the Company and certain subsidiaries of the Company. The Line of Credit contains covenants that, among other things, (i) prohibits the Company from paying dividends; (ii) limits the ability of the Company to incur additional indebtedness, sell certain assets, repurchase shares of its common stock and make certain investments; and (iii) limits the ability of Ventures to pay dividends and make loans to its parent. The Line of Credit also contains certain financial covenants relating to, among other things, maintaining certain levels of net worth and certain ratios of earnings before interest expense, taxes, depreciation and amortization and other non-cash charges ("EBITDA") to interest and fixed charges, EBITDA to total debt and total debt to capitalization.

     In connection with the Company's acquisition of a controlling interest in a partnership that owned eleven Residence Inn limited-service hotels in 1999 (see
Note 14), the Company consolidated the debt of the partnership totaling $54.5 million at the date of acquisition. The debt was secured by mortgages on ten of the hotels, bore interest at 330 basis points over the 90-day Eurodollar rate and matured on December 29, 1999. On December 29, 1999, the Company entered into a new loan agreement to provide $55.6 million of fixed rate, non-recourse debt financing with the proceeds from the issuance used to repay the existing indebtedness and refinancing costs. The new loan is also secured by mortgages on ten of the hotels. The new loan bears interest at 8.08% and has a scheduled maturity of January 1, 2010.

     The indentures governing the mortgages of certain of the Company's senior living communities and hotels contain restrictive covenants that, among other things, (i) require maintenance of segregated cash collection of all rents for certain of the senior living communities; (ii) require separate cash reserves for debt service, property improvements, real estate taxes and insurance; and
(iii) limit the ability to incur additional indebtedness, enter into or cancel leases, enter into certain transactions with affiliates or sell certain assets.

     In conjunction with the acquisition of Forum, the Company recorded the debt assumed at its fair value, which exceeded the face value by approximately $19 million. The Company is amortizing this amount to interest expense over the remaining life of the related debt. The amortization of this debt premium for fiscal years 1999 and 1998 was $1,550,000, respectively, and $834,000 for the period from June 21, 1997 (inception) through January 2, 1998. Cash paid for interest for fiscal years 1999 and 1998 and for the period from June 21, 1997 (inception) through January 2, 1998 totaled $28,249,000, $19,825,000 and $8,183,000, respectively. Deferred financing costs, which are included in other assets on the accompanying consolidated balance sheet, were $3,095,000 as of December 31, 1999, net of accumulated amortization of $662,000.


9.   Income Taxes

     Total deferred tax assets and liabilities as of December 31, 1999 and January 1, 1999 were as follows:



                                                               1999         1998
                                                            ---------    ---------
                                                              (in thousands)
     Deferred tax assets................................     $ 18,847     $ 15,677
     Deferred tax liabilities...........................      (82,787)     (77,030)
                                                             --------     --------
          Net deferred income tax liability.............     $(63,940)    $(61,353)
                                                             ========     ========


                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities was as follows:

                                                          1999       1998
                                                        ---------  ---------
                                                         (in thousands)
     Property and equipment..........................   $(78,242)  $(72,993)
     Debt adjustment to fair value at acquisition....      6,160      6,662
     Other, net......................................      8,142      4,978
                                                        --------   --------
          Net deferred income tax liability..........   $(63,940)  $(61,353)
                                                        ========   ========

     The provision for income taxes for fiscal years 1999 and 1998 and for the period from June 21, 1997 (inception) through January 2, 1998 consists of the following:

                                                                           Period from
                                                                    June 21, 1997 (inception)
                                                                             through
                                                1999        1998        January 2, 1998
                                              -------      ------   --------------------------
                                                           (in thousands)
     Current--Federal.....................    $22,904      $2,447           $(25)
            --State.......................      3,926         420             (5)
                                              -------      ------         ------
                                               26,830       2,867            (30)
                                              -------      ------         ------
     Deferred--Federal....................        757       1,062            238
            --State.......................        130         182             41
                                              -------      ------         ------
                                                  887       1,244            279
                                              -------      ------         ------
                                              $27,717      $4,111           $249
                                              =======      ======         ======

     A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate for fiscal years 1999 and 1998 and for the period from June 21, 1997 (inception) through January 2, 1998 follows:

                                                                           Period from
                                                                    June 21, 1997 (inception)
                                                                             through
                                                1999        1998        January 2, 1998
                                              -------      ------   --------------------------
     Statutory federal tax rate..............  35.0%        35.0%             35.0%
     State income taxes, net of federal
       tax benefit...........................   6.0          6.0               6.0
                                              -----        -----             -----
                                               41.0%        41.0%             41.0%
                                              =====        =====             =====

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

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     For income tax purposes, the Company has net operating loss carryforwards of $9,852,000 which expire through 2006. Cash paid for income taxes was $24,932,000 in 1999.

10.  Litigation

     On June 15, 1995, The Russell F. Knapp Revocable Trust (the "Plaintiff") filed a complaint in the United States District Court for the Southern District of Indiana (the "Indiana Court") against the general partner of one of the Company's subsidiary partnerships, CCC Retirement Partners, LP, formerly Forum Retirement Partners LP ("FRP"), alleging breach of the partnership agreement, breach of fiduciary duty, fraud, insider trading and civil conspiracy/aiding and abetting. On February 4, 1998, the Plaintiff, MSLS, the general partner, Forum, Host Marriott and the Company entered into a Settlement and Release Agreement (the "Settlement Agreement"), pursuant to which Host Marriott agreed to purchase, at a price of $4.50 per unit, the partnership units of each limited partner electing to join in the Settlement Agreement. The Company held 79% of the outstanding limited partner units in the partnership at that time. Host Marriott and the Company also agreed to pay as much as an additional $.75 per unit (the "Additional Payment") to the settling limited partners (the "Settling Partners"), under certain conditions, in the event that the Company within three years following the date of settlement initiates a tender offer for the purchase of units not presently held by the Company or the Settling Partners. On February 5, 1998, the Indiana Court entered an order approving the dismissal of the Plaintiff's case.

     In connection with the Settlement Agreement, the Company acquired 2,141,795 limited partner units in 1998 for approximately $9,638,000 increasing the Company's ownership interest in FRP to approximately 93%. In 1999, the Company and FRP completed a merger pursuant to a consent solicitation whereby the partnership unit holders received cash consideration for each limited partnership unit from the Company. In connection with this merger, the Company acquired the remaining limited partner units for approximately $6,158,000.
Also, the Company paid the Settling Partners an Additional Payment in 1999 of approximately $557,000 pursuant to the merger transaction. The purchase price of the units for both transactions approximated fair value, and accordingly, no portion of the purchase price has been expensed.

11.  Fair Value of Financial Instruments

     The fair values of certain financial liabilities are shown below:

                                                       1999                 1998
                                                ------------------    --------------------
                                                Carrying    Fair      Carrying      Fair
                                                 Amount    Value       Amount      Value
                                                --------  --------    --------    --------
                                                             (in thousands)

     Debt, net of capital leases.............    $385,590  $376,943     $297,522  $294,769

   Valuations for secured debt are determined based on the expected future payments discounted at risk-adjusted rates. The fair values of other notes are estimated to be equal to their carrying value. The fair value of all of the Company's other financial assets and liabilities are assumed to equal their carrying amounts.

12.  Employee Stock Plans

     In conjunction with the Distribution, the Company adopted two stock-based compensation plans which are described below. Under the comprehensive stock incentive plan (the "Comprehensive Plan"), the Company may award to participating employees (i) options to purchase the Company's common stock, (ii) deferred shares of the Company's common stock and (iii) restricted shares of the Company's common stock. In addition, the Company has an employee

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



stock purchase plan (the "Employee Stock Purchase Plan"). The principal terms and conditions of the two plans are summarized below.

     Total shares of common stock reserved and available for issuance under employee stock plans at December 31, 1999 are:

                                                       (in thousands)
     Comprehensive Plan                                     1,447
     Employee Stock Purchase Plan                             430
                                                           ------
                                                            1,877
                                                           ======

     Certain of the employees of the Company were employed by Host Marriott through the Distribution Date (the "Company Employees"). In connection with the Distribution, unexercised options for Host Marriott stock and Host Marriott deferred stock awards held by Company Employees as of the Distribution Date were redenominated and converted into options for Company stock and Company deferred stock awards.

     Employee stock options may be granted to officers and key employees with an exercise price not less than the fair market value of the common stock on the date of grant. The options generally expire up to 15 years after the date of grant. Most options vest ratably over each of the first three years following the date of the grant.

     A summary of the activity of the Company's stock option plan for 1999 follows:

                                                                              Weighted Average
                                                              Shares           Exercise Price
                                                            ----------       ------------------
                                                           (in thousands)

     Balance at January 1, 1999.......................            182            $     12
        Granted.......................................          1,914                  11
        Exercised.....................................             (1)                  6
        Forfeited/Expired.............................            (65)                 10
                                                             --------            --------
     Balance at December 31, 1999.....................          2,030            $     11
                                                             ========            ========

     Options exercisable at December 31, 1999.........            227            $     11
                                                             ========            ========


     The following table summarizes information about stock options outstanding at December 31, 1999:



                                                         Options Outstanding                            Options Exercisable
                                ---------------------------------------------------------------  -----------------------------------
                                        Shares            Weighted Average                            Shares
                                      Outstanding           Remaining         Weighted Average     Exercisable      Weighted Average
                                         at                Contractual           Exercise               at               Exercise
Range of Exercise Prices         December 31, 1999             Life                Price         December 31, 1999        Price
------------------------         -----------------       -----------------    -----------------  -----------------   ---------------
                                   (in thousands)                                                 (in thousands)
       $ 1-4                           13                          7               $    3                  13             $ 3
         5-8                           62                          9                    8                  62               8
        9-12                        1,442                         14                   10                 106              10
       13-16                          401                         14                   15                  16              15
       17-20                           59                         13                   19                  30              19
       21-22                           53                         15                   22                   -               -
                                  -------                                                             -------
                                    2,030                                                                 227
                                  =======                                                             =======


                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The Company continues to account for expense under its plans under the provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations as permitted under SFAS No. 123, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for its fixed stock options under the Comprehensive Plan and its Employee Stock Purchase Plan.

     By electing to continue to account for expense under APB No. 25, the company is required under SFAS No. 123 to provide pro forma disclosure as if the Company had accounted for the expense under the fair value method. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expense over the vesting period. The following is the pro forma financial data if the Company had recorded compensation expense under the fair value method.

                                                     1999
                                                   -------
                                                (in thousands,
                                            except per share data)
Net income.................................         $37,863
Basic earnings per common share............            1.85
Diluted earnings per common share..........            1.82

     The weighted average fair value of options granted in 1999 was $6.63. The fair value of each option granted has been estimated on the date of grant using an option-pricing model with the following weighted average assumptions used for grants in 1999: risk-free interest rate of 4.9%, volatility of 40%, expected lives of 12 years and no dividend yield.

     Deferred stock incentive plan shares granted to officers and key employees generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. The Company accrues compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. In 1999, approximately 7,000 shares were granted under this plan. The compensation expense that has been charged against income for deferred stock was not material for 1999. The weighted average fair value per share granted in 1999 was $9.91.

     In 1999, the Company issued 375,000 shares of restricted stock under the Comprehensive Plan to officers and key employees that will vest ratably over the next five years. The Company recognizes compensation expense over the restriction period equal to the fair market value of the shares on the date of issuance, adjusted for forfeitures. The Company recorded compensation expense of $730,000 in 1999 related to these awards. The weighted average fair value per share granted in 1999 was $10.22.

     Under the terms of the Employee Stock Purchase Plan, eligible employees may purchase common stock through payroll deductions at the lower of market value at the beginning or end of the plan year.

13.  Profit Sharing and Postemployment Benefit Plans

     The Company contributes to profit sharing and other defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. The amount to be matched by the Company is determined annually by the Board of Directors. The amounts for these items were not material for 1999.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



14.  Acquisitions

     On March 29, 1999, the Company acquired a 74% limited partner interest in the Marriott Residence Inn USA Limited Partnership ("Residence Inn USA") from a private investor for $34.4 million in cash and the consolidation of $54.5 million of debt for a total consideration of $89 million. In subsequent separate transactions, the Company acquired an additional 3% limited partner interest in Residence Inn USA in the second quarter of 1999 for $1.6 million in cash and the 5% general partner interest in Residence Inn USA from Host Marriott in the third quarter of 1999 for $2.7 million in cash increasing the Company's ownership to an 82% interest. Residence Inn USA owns eleven Residence Inn limited-service hotels that are managed by Marriott International under a long-term management agreement. The Company accounted for the acquisition of Residence Inn USA under the purchase method of accounting.

     The following summarizes unaudited pro forma data for fiscal years 1999 and 1998 assuming the acquisition of Residence Inn USA occurred at the beginning of fiscal year 1998. In addition, the summarized unaudited pro forma financial data for the fiscal year 1998 also reflects the Distribution and related transactions discussed in Note 2.

                                                       1999          1998
                                                   ----------     ----------
                                            (in thousands, except per share data)
                                                         (unaudited)
Revenues.....................................       $4,456,223       $4,339,800
Net income...................................           40,573           28,371
Basic earnings per common share..............             1.99             1.29
Diluted earnings per common share............             1.95             1.29

15.  Shareholders' Equity

     In 1999, the Company's Board of Directors authorized the Company to repurchase shares of the Company's common stock. During 1999, the Company repurchased 5,260,000 shares of its common stock for $99,917,000. As of December 31, 1999, the Company had authorization from its Board of Directors to purchase an additional 353,000 shares of its common stock.

     In 1999, the Company initiated a stock purchase loan program whereby certain Company executives could purchase Company common stock at market prices through loans from the Company. During 1999, certain executives purchased approximately 149,000 shares of common stock for $2,645,000. The loans are secured by the common stock purchased and are recourse to the executives and bear interest at 5.5%.

16.  Geographic and Business Segment Information

     As of December 31, 1999, the Company operated three business segments: hotel leasing, hotel ownership and senior living community ownership. The Company's leased full-service hotels are operated under the Marriott or Ritz-Carlton brands as well as, among others, Four Seasons, Hyatt and SwissHotel brands. The Company's subleased and owned limited-service hotels are operated under the Courtyard by Marriott and Residence Inn brands. The Company's senior living communities are operated under Marriott brands.

     The Company evaluates the performance of its segments based primarily on operating profit before depreciation, corporate expenses and interest expense. The Company charges general and administrative costs to its business segments using a variety of methods, principally including specific identification of individual costs items and otherwise through allocations based upon estimated levels of effort devoted by its general and administrative departments to individual segments or relative measures of size of the segments based on operating profit.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's income taxes are included in the consolidated Federal income tax return of the Company and its affiliates and are allocated based upon the relative contribution to the Company's consolidated taxable income or loss and changes in temporary differences. The allocation of income taxes is not evaluated at the segment level and, therefore, the Company does not believe the information is material to the consolidated financial statements. There were no intercompany sales between segments. For fiscal year 1998 and for the period from June 21, 1997 (inception) through January 2, 1998, the Company's only business segment was senior living community ownership.

                                                                            1999
                                        --------------------------------------------------------------------------
                                           Hotel       Hotel     Senior Living
                                          Leasing    Ownership     Ownership     Corporate & Other   Consolidated
                                        -----------  ----------  --------------  ------------------  -------------
                                                                      (in thousands)
     Revenues...........................  $4,162,773     $32,217      $246,498        $  5,637        $4,447,125
     Operating profit (loss)............      65,296       9,598        40,168          (4,222)          110,840
     Interest expense...................      (4,856)     (3,586)      (19,214)            (55)          (27,711)
     Interest income....................         116         277           773           1,103             2,269
     Other..............................      (6,119)     (1,517)       (2,230)         (7,930)          (17,796)
     Income (loss) before income taxes..      54,437       4,772        19,497         (11,104)           67,602
     Depreciation and amortization......           -       2,934        21,624             746            25,304
     Capital expenditures...............           -       1,567         9,239             824            11,630
     Total assets.......................     166,308      96,502       682,478          19,580           964,868

     The Company's foreign operations consist of four leased full-service hotels located in Canada. The following table presents revenues and long-lived assets for 1999 for each of the geographical areas in which the Company operates:

                                                                     1999
                                                          --------------------------
                                                                         Long-lived
                                                            Revenues       Assets
                                                          ------------   -----------
                                                                 (in thousands)
     United States.................................         $4,370,269     $  745,615
     International.................................             76,856              -
                                                            ----------     ----------
         Total.....................................         $4,447,125     $  745,615
                                                            ==========     ==========

17.  Quarterly Financial Data (unaudited)


                                                                                1999
                                                      ------------------------------------------------------------
                                                        First      Second       Third       Fourth       Fiscal
                                                       Quarter     Quarter     Quarter      Quarter        Year
                                                      ----------  ----------  -----------  -----------  ----------
                                                                 (in thousands, except per share data)

 Revenues........................................      $962,348  $1,091,658  $  969,405  $1,423,714  $4,447,125
 Operating profit................................        21,489      30,659      27,952      30,740     110,840
 Net income......................................         7,897      11,420      10,457      10,111      39,885
 Basic earnings per common share.................           .35         .54         .52         .55        1.95
 Diluted earnings per common share...............           .35         .53         .51         .53        1.91

     The first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks. The sum of the basic and diluted earnings per common share for the four quarters in 1999 differs from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods. Approximately one-fourth of the Company's leased full-service hotels have managers that have a different accounting calendar from the Company. For these hotels, which record revenues on a monthly basis versus the Company's four week period, the Company records two months of operations in the first quarter, three months of operations in each of the second and third quarters and four months of operations in the fourth quarter.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Marriott Senior Living Services, Inc.:

     We have audited the accompanying consolidated statements of operations and cash flows for the 24-week period ended June 20, 1997 of Forum Group, Inc. (a business unit wholly-owned by Marriott Senior Living Services, Inc. ("MSLSI")) as partitioned for sale to Host Marriott Corporation (see Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of Forum Group, Inc. as partitioned for sale to Host Marriott Corporation for the 24-week period ended June 20, 1997, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, the Company has given retroactive effect to the change to include property-level revenues and operating expense of its senior living communities in the statement of operations.


                                            Arthur Andersen LLP

Washington, D.C.
September 28, 1998 (except with respect to the matter discussed in Note 8, as to which the date is December 29, 1998.)

                   FORUM GROUP, INC., AS PARTITIONED FOR SALE
                          TO HOST MARRIOTT CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                   For the 24-week period ended June 20, 1997
                                 (in thousands)


REVENUES
   Routine............................................................  $84,646
   Ancillary..........................................................   10,757
                                                                        -------
                                                                         95,403
                                                                        -------
OPERATING COSTS AND EXPENSES
   Property-level operations costs and expenses
      Routine.........................................................   53,059
      Ancillary.......................................................    8,774
   Other operating costs and expenses
      Depreciation and amortization...................................    6,698
      Base management fees............................................    5,586
      Property taxes and other...................... .................    3,311
                                                                        -------
         Total operating costs and expenses...........................   77,428
                                                                        -------

OPERATING PROFIT BEFORE INTEREST AND MINORITY
 INTEREST.............................................................   17,975
Corporate expenses....................................................   (4,519)
Interest expense......................................................   (9,141)
Interest income.......................................................      598
Minority interest expense.............................................     (596)
                                                                        -------
INCOME BEFORE INCOME TAXES............................................    4,317
Provision for income taxes............................................   (1,689)
                                                                        -------
NET INCOME............................................................  $ 2,628
                                                                        =======




   The accompanying notes are an integral part of this financial statement.

                  FORUM GROUP, INC., AS PARTITIONED FOR SALE
                         TO HOST MARRIOTT CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the 24-week period ended June 20, 1997
                                (in thousands)




OPERATING ACTIVITIES
NET INCOME...........................................................  $2,628
Adjustments to reconcile cash from operations:
  Depreciation and amortization......................................   6,698
  Changes in operating accounts:
     Other assets....................................................    (225)
     Other liabilities...............................................  (9,580)
                                                                       -------
Cash used in operating activities....................................    (479)
                                                                       -------

INVESTING ACTIVITIES
     Capital expenditures............................................ (16,407)
                                                                      --------
Cash used in investing activities....................................  (16,407)
                                                                      --------

FINANCING ACTIVITIES
     Repayment of debt...............................................   (1,324)
     Advances from parent............................................   13,997
                                                                      --------
Cash provided by financing activities................................   12,673
                                                                      --------
DECREASE IN CASH AND CASH EQUIVALENTS................................   (4,213)
CASH AND CASH EQUIVALENTS, beginning of period.......................   18,640
                                                                      --------
CASH AND CASH EQUIVALENTS, end of period............................. $ 14,427
                                                                      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest.............................................    9,700
  Noncash investing and financing activities:
     Property, Plant and Equipment, net.............................. $ (3,977)
     Debt............................................................    3,977



   The accompanying notes are an integral part of this financial statement.

                  FORUM GROUP, INC., AS PARTITIONED FOR SALE
                         TO HOST MARRIOTT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     On June 21, 1997, HMC Senior Communities, Inc., ("HMCSC") a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"), acquired all of the outstanding stock of Forum Group, Inc. and subsidiaries ("Forum") from Marriott Senior Living Services, Inc. ("MSLSI"), a subsidiary of Marriott International, Inc. ("MI" or the Parent Company), pursuant to a Stock Purchase Agreement (the "Agreement") dated June 21, 1997. Certain operations of Forum including seven communities, management fees and Lifecare bonds, specifically excluded from the Agreement, are not included in these financial statements. Accordingly, these financial statements include only the results from operations generated therefrom, included in the Agreement (the "Partitioned Business").

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

     These consolidated financial statements include the results of operations and cash flows of the Partitioned Business previously included in the MI consolidated financial statements. These consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles and include such estimates and adjustments as deemed necessary to present fairly the consolidated results of operations and cash flows of the Partitioned Business for the 24-week period ended June 20, 1997.

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

     Property and Equipment

     Property and equipment is recorded at cost, including interest, land rent and real estate taxes capitalized during development and construction, net of accumulated depreciation. Interest capitalized as a cost of property and equipment for the twenty-four week period ended June 20, 1997 was approximately $252,000. Interest costs are paid to MI and computed using MI's borrowing rate for construction expenditures of 9.08% for the twenty-four-week period ended June 20, 1997. Replacements and improvements that extend the useful life of property and equipment are capitalized. Depreciation is computed using the straight-line method over estimated useful lives as follows:

           Buildings.........................   40 years
           Furniture and Equipment...........   4-10 years

     A provision for value impairment is recorded whenever the estimated undiscounted future cash flows from the property are less than the property's net carrying value.

     Deferred Revenue from Non-refundable Fees

     Monthly fees deferred for the non-refundable portion of the entry fees are recognized as health care services revenue as services are performed over the expected term of the resident's contract. See Note 3 for further discussion of entry fees.

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

     The Partitioned Business has considered the impact of EITF 97-2 on its financial statements and has determined that it is preferable for it to include property-level revenues and operating expenses of its senior living communities in its statements of operations. The Partitioned Business has given retroactive effect to the adoption of EITF 97-2 in the accompanying consolidated statement of operations. The adoption of EITF 97-2 increased both revenues and operating costs and expenses by $61.8 for the 24-week period ended June 20, 1997 and had no impact on operating profit or net income.

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

     The income tax provision (benefit) is determined as if the Partitioned Business filed a separate income tax return. The provision (benefit) for income taxes for the 24-week period ended June 20, 1997 consists of (in thousands):

     Current  --Federal.................................  $(3,125)
              --State...................................     (357)
                                                          -------
                                                           (3,482)
                                                          -------
     Deferred--Federal..................................    4,641
             --State....................................      530
                                                          -------
                                                            5,171
                                                          -------
                                                          $ 1,689
                                                          =======

     A reconciliation of the statutory Federal tax rate to the Partitioned Business' effective income tax rate for the 24-week period ended June 20, 1997 follows:

     Statutory federal tax rate.............................   35.0%
     State income taxes, net of federal tax benefit.........    4.0%
                                                               ----
                                                               39.0%
                                                               ====

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

                  FORUM GROUP, INC., AS PARTITIONED FOR SALE
                         TO HOST MARRIOTT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   RELATED PARTY TRANSACTIONS

     Due to Marriott International, Inc.

     Operating expenses, capital expenditures, centralized services and other cash requirements of the Partitioned Business are paid by MI and charged directly or allocated to the Partitioned Business. The intercompany rate for non-capitalization borrowings was 6% for the 24-week period ended June 20, 1997. These borrowings have no specific repayment term.

     The Partitioned Business is insured through MI's self-insurance program for property damage, general liability, workers' compensation and employee medical coverage. MI charges the Partitioned Business on a per occurrence basis.

     Costs Allocated from Marriott International, Inc.

     The costs allocated to the Partitioned Business, contained in its consolidated statements of operations, are approximately $4.7 million for the 24-week period ended June 20, 1997.

6.   COMMITMENTS AND CONTINGENCIES

     Effective June 21, 1997, the management agreements between Forum, as manager, and entities included in the Partitioned Business have either been assigned to MSLSI or new agreements between MSLSI and those entities have been executed.

7.   LITIGATION

     On June 15, 1995, The Russell F. Knapp Revocable Trust (the "Plaintiff") filed a complaint in the United States District Court of the Southern District of Indiana (the "Indiana Court") against Forum Retirement Inc., ("FRI") a wholly-owned subsidiary of Forum, and general partner of Forum Retirement Partners L.P. (the "Partnership"), alleging breach of the partnership agreement, breach of fiduciary duty, fraud, insider trading and civil conspiracy/aiding and abetting. On February 4, 1998, the Plaintiff, MSLSI, FRI, Forum and Host Marriott entered into a Settlement and Release Agreement (the "Settlement Agreement"), pursuant to which Host Marriott agreed to pay each limited partner electing to join in the Settlement Agreement $4.50 per unit in exchange for (i) the transfer of all Partnership units owned by a settling limited partner; (ii) an agreement by each settling limited partner not to purchase additional Partnership units; (iii) a release of all claims asserted in the litigation; and (iv) a dismissal of the litigation. Because of the derivative nature of the allegations contained in the Plaintiff's complaint, the General Partner invited all limited partners, in their sole discretion, to participate in the Settlement Agreement, and detailed the requirements for participation in two notices to unitholders, dated March 27, 1998, and May 6, 1998, respectively. Initially, the period within which a limited partner could elect to participate in the Settlement Agreement was scheduled to expire on April 27, 1998. This period was extended to May 22, 1998. Host Marriott also agreed to pay as much as an additional $1.25 per unit to the settling Limited Partners, under certain conditions, in the event that Host Marriott within three years following the date of settlement initiates a tender offer for the purchase of units not presently held by Host Marriott or the settling Limited Partners. On February 5, 1998, the Indiana Court entered an order approving the dismissal of the Plaintiff's case.

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

8.   Subsequent Event

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

     The information called for by Items 10 - 13 is incorporated by reference from the Crestline Capital Corporation 2000 Annual Meeting of the Shareholders - Notice and Proxy Statement - (to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal year).


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

           Financial Schedule:

      III.  Real Estate and Accumulated Depreciation              S-1 to S-2

     All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)  EXHIBITS




     Exhibit No.                     Description
-------------------------------------------------------------------------------------------

3.1*   --      Articles of Incorporation
3.2*   --      Bylaws
3.3*   --      Form of Articles of Amendment and Restatement of Articles of Incorporation
3.4*   --      Agreement and Articles of Merger between Crestline-Delaware and CCC Merger Corporation
4.1*   --      Specimen Stock Certificate
#10.1* --      Form of Hotel Lease Agreement between the Company Hotels Managed by Marriott
               International and Host Marriott for Full-Service
#10.2* --      Form of Hotel Lease Agreement between a Subsidiary Limited-Service Hotels of Host
               Marriott and HPT for
10.3*  --      Form of Hotel Sublease Agreement between the Company and Host Marriott for
               Limited-Service Hotels
#10.4* --      Form of Full-Service Hotel Management Agreement International between the Company and Marriott
#10.5* --      Form of Owner's Agreement between the Company, Host Marriott and Marriott International
#10.6* --      Form of Limited-Service Hotel Management Agreement International between the Company and Marriott
#10.7* --      Form of Communities Operating Agreement between the Company and Marriott International
10.8*  --      Form of First Amendment to Communities Operating Agreement
10.9*  --      Noncompetition Agreement dated as of December 28, 1998 by and among Host Marriott Corporation,
               Host Marriott, L.P., the Company,  Fernwood Hotel Assets, Inc. and Rockledge
               Hotel Properties, Inc.
10.10* --      Form of Amended and Restated Communities Non-Competition Agreement
10.11* --      Restated Hotel Non-Competition Agreement between International Host Marriott and
               Marriott
10.12* --      Form of First Amendment to Restated Hotel Non-Competition Agreement
#10.13*--      Form of Working Capital Note and Agreement
10.14* --      Form of Tax Sharing Agreement between the Company and Host Marriott
#10.15*--      Form of FF&E Lease between the Company and Non-Controlled Subsidiaries of Host Marriott
10.16* --      Form of Guaranty Agreement between the Company, the Lessees and Host Marriott
10.17* --      Form of Pooling Agreement between the Company and Host Marriott
10.18* --      Form of Employee Benefits and Other Employment Matters Allocation Agreement between the Company and Host Marriott
10.19* --      Form of Asset Management Agreement between the Company and Host Marriott
10.20* --      Form of Asset Management Agreement between the Company and Non-Controlled Subsidiary of Host Marriott
10.21* --      Registration Rights Agreement between the Company and Blackstone
10.22* --      Tax Matters Agreement dated June 21, 1997 among the Company, Host Marriott, Forum,
               Marriott International and MSLS

10.23* --      Indemnity Agreement dated June 21, 1997 among the Company,
               Host Marriott, Marriott International and MSLS
10.24* --      Distribution Agreement dated as of December 28, 1998 by and among Host Marriott
               Corporation, Host Marriott, L.P., the Company, Fernwood Hotel Assets, Inc. And Rockledge
               Hotel Properties, Inc.
21     --      Subsidiaries of Crestline Capital Corporation
24.1*  --      Powers of attorney from officers and directors of the Company signing by an attorney in fact (included on Signature Page)
27.1   --      Financial Data Schedule

               *   Previously filed.
               # Agreement filed is illustrative of numerous other agreements to which the Company will be a party.

 (b)  Reports On Form 8-K


 . September 20, 1999 - Report of the election of William L. Wilson to the Board of Directors and the resignation of Christopher J. Nassetta.

 . September 23, 1999 - Report of the amendment to Current Report on Form 8-K dated September 20, 1999 correcting the date of resignation of Christopher
    J. Nassetta.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on March 30, 2000.

                                         Crestline Capital Corporation

                                         By /s/ James L. Francis
                                         ______________________________
                                                James L. Francis
                                           Executive Vice President,
                                            Chief Financial Officer

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signatures                              Title                       Date
         -------------                            -------                     ------


     /s/ Bruce D. Wardinski         Chairman of the Board of Directors,   March 30, 2000
---------------------------------   President and Chief Executive Officer
       Bruce D. Wardinski              (Principal Executive Officer)


        /s/ James L. Francis             Executive Vice President,        March 30, 2000
---------------------------------         Chief Financial Officer
          James L. Francis             (Principal Financial Officer)


        /s/ Larry K. Harvey               Senior Vice President,          March 30, 2000
---------------------------------        Treasurer and Controller
           Larry K. Harvey             (Principal Accounting Officer)


         /s/ Adam M. Aron                       Director                  March 30, 2000
---------------------------------
           Adam M. Aron


     /s/ Louise M. Cromwell                     Director                  March 30, 2000
---------------------------------
        Louise M. Cromwell


       /s/ Kelvin L. Davis                      Director                  March 30, 2000
---------------------------------
         Kelvin L. Davis


      /s/ John W. Marriott III                  Director                  March 30, 2000
---------------------------------
        John W. Marriott III


     /s/ John B. Morse, Jr.                     Director                  March 30, 2000
---------------------------------
        John B. Morse, Jr.


    /s/ Michael A. Wildish                      Director                  March 30, 2000
---------------------------------
      Michael A. Wildish


      /s/ William L. Wilson                     Director                  March 30, 2000
---------------------------------
       William L. Wilson



                                                                                                                        SCHEDULE III
                                                                                                                         Page 1 of 2

                                          CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         December 31, 1999
                                                          (in thousands)


                                                                                    Gross Amount at
                                            Initial Costs                           December 31, 1999
                                        ----------------------               -------------------------------
                                                                Subsequent
                                                  Buildings &      Costs               Buildings &             Accumulated
        Description            Debt      Land     Improvements  Capitalized    Land    Improvements   Total    Depreciation
---------------------------  --------  ---------  ------------  -----------  --------  ------------  --------  -------------

The Remington Club
 San Diego, CA.............  $ 14,437   $ 10,419      $ 60,442     $  1,987  $ 10,419      $ 62,429  $ 72,848      $ (6,263)

The Forum at Memorial Woods
 Houston, TX...............    23,548      5,163        30,688        9,518     5,163        40,206    45,369        (2,522)
The Forum at Park Lane
 Dallas, TX................    24,169      5,472        34,903          816     5,472        35,719    41,191        (1,752)

The Forum at Knightsbridge
 Columbus, OH..............    21,500         --        30,970        7,574        --        38,544    38,544        (2,499)

Other properties, each
 less than 5% of total.....   195,617     96,797       364,542       84,434   100,652       445,121   545,773       (28,949)
                             --------   --------      --------     --------  --------      --------  --------      --------

    Total..................  $279,271   $117,851      $521,545     $104,329  $121,706      $622,019  $743,725      $(41,985)
                             ========   ========      ========     ========  ========      ========  ========      ========




                               Date of
                             Completion of        Date      Depreciation
        Description          Construction       Acquired        Life
---------------------------  -------------    ------------  -----------

The Remington Club
 San Diego, CA.............       N/A             1997           40

The Forum at Memorial Woods
 Houston, TX...............       N/A             1997           40
The Forum at Park Lane
 Dallas, TX................       N/A             1997           40

The Forum at Knightsbridge
 Columbus, OH..............       N/A             1997           40

Other properties, each
 less than  5% of total....       N/A            Various       Various

    Total..................


                                                                    SCHEDULE III
                                                                     Page 2 of 2

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999
                                (in thousands)

Notes:

(A) The change in total cost of properties for the fiscal years ended December 31, 1999 and January 1, 1999 and the period from June 21, 1997 (inception) through January 2, 1998 is as follows:

     Balance as of June 21, 1997...........................................  $546,056
      Additions:
        Contributions from Host Marriott...................................    43,931
        Capital expenditures...............................................    30,783
                                                                           --------
     Balance as of January 2, 1998.........................................   620,770
      Additions:
        Contributions from Host Marriott...................................     7,801
        Acquisitions.......................................................    18,779
        Capital expenditures...............................................     8,653
                                                                           --------
     Balance as of January 1, 1999.........................................   656,003
      Additions:
        Acquisitions.......................................................    78,574
        Capital expenditures...............................................    12,670
        Loss on impairment.................................................    (3,522)
                                                                           --------
     Balance as of December 31, 1999.......................................  $743,725
                                                                           ========

(B) The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 1999 and January 1, 1999 and the period from June 21, 1997 (inception) through January 2, 1998 is as follows:


     Balance as of June 21, 1997.......................  $     --
        Depreciation and amortization..................    (8,696)
                                                          -------
     Balance as of January 2, 1998.....................    (8,696)
        Depreciation and amortization..................   (16,664)
                                                         --------
     Balance as of January 1, 1999.....................   (25,360)
        Depreciation and amortization..................   (16,625)
                                                         --------
     Balance as of December 31, 1999...................  $(41,985)
                                                         ========

(C) The aggregate cost of properties for Federal income tax purposes is approximately $644,387,000 at December 31, 1999.