Form 10-Q
period 2000-03-24
CRESTLINE CAPITAL CORP
filed 2000-05-04
CIK 1070752

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




For the Quarter Ended March 24, 2000                 Commission File No. 1-14635


                         CRESTLINE CAPITAL CORPORATION

                             6600 Rockledge Drive
                           Bethesda, Maryland 20817
                                (240) 694-2000

        Maryland                                               52-2151967
-------------------------                                  ------------------
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

                                                              Yes X   No___
                                                                 ----



                                                              Shares outstanding
        Class                                                  at April 21, 2000
--------------------                                           -----------------
Common Stock, $.01
par value per share                                                   16,669,000
                                                                      ----------

================================================================================

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     =====

                                                                                     Page No.
                                                                                     --------
Part I.           FINANCIAL INFORMATION (Unaudited):

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -                               3
                    March 24, 2000 and December 31, 1999

                  Condensed Consolidated Statements of Operations -                     4
                    Twelve Weeks Ended March 24, 2000 and
                    March 26, 1999

                  Condensed Consolidated Statements of Cash Flows -                     5
                    Twelve Weeks Ended March 24, 2000 and
                    March 26, 1999

                  Notes to Condensed Consolidated Financial Statements                  6

         Item 2.  Management's Discussion and Analysis of Results of                    8

                   Operations and Financial Condition

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14

Part II. OTHER INFORMATION AND SIGNATURE                                               15

                         PART I. FINANCIAL INFORMATION


                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                         March 24,       December 31,
                                                                           2000              1999
                                                                       -----------       ------------
                                                                       (unaudited)
                                     ASSETS
Property and equipment, net..........................................  $   738,186        $   745,615
Hotel working capital................................................       89,650             89,650
Due from hotel managers..............................................       75,162             42,259
Due from Marriott Senior Living Services.............................        8,148              5,729
Other assets.........................................................       65,025             44,841
Cash and cash equivalents............................................       29,604             36,774
                                                                       -----------        -----------
                                                                       $ 1,005,775        $   964,868
                                                                       ===========        ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Debt:
   Mortgage debt.....................................................  $   292,891        $   279,271
   Other debt........................................................       27,235             26,946
                                                                       -----------        -----------
                                                                           320,126            306,217
   Hotel working capital notes payable to Host Marriott..............       89,650             89,650
                                                                       -----------        -----------
     Total debt......................................................      409,776            395,867
Accounts payable and accrued expenses................................       15,874             16,912
Lease payable to Host Marriott.......................................       82,734             61,315
Deferred income taxes................................................       64,360             63,940
Other liabilities....................................................       28,424             26,086
                                                                       -----------        -----------
     Total liabilities...............................................      601,168            564,120
                                                                       -----------        -----------
Shareholders' equity:
   Common stock, 75 million shares authorized, 22.3 million shares
     issued and outstanding, respectively, $.01 par value............          223                223
   Additional paid-in capital........................................      451,385            451,639
   Retained earnings.................................................       56,177             46,158
   Treasury stock, 5.5 million and 5.1 million shares, respectively..     (103,178)           (97,272)
                                                                       -----------        -----------
     Total shareholders' equity......................................      404,607            400,748
                                                                       -----------        -----------
                                                                       $ 1,005,775        $   964,868
                                                                       ===========        ===========

           See Notes to Condensed Consolidated Financial Statements.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Twelve Weeks Ended March 24, 2000 and March 26, 1999
               (unaudited, in thousands, except per share data)

                                                                                           2000         1999
                                                                                           ----         ----
REVENUES
Hotels
     Rooms..........................................................................    $  606,577   $  582,896
     Food and beverage..............................................................       264,582      256,450
     Other..........................................................................        69,879       64,638
                                                                                        ----------   ----------
         Total hotel revenues.......................................................       941,038      903,984
                                                                                        ----------   ----------
Senior living
     Routine........................................................................        54,224       51,505
     Ancillary......................................................................         5,556        5,448
                                                                                        ----------   ----------
         Total senior living revenues...............................................        59,780       56,953
                                                                                        ----------   ----------
Other revenues......................................................................         1,433        1,188
Equity in earnings of affiliates....................................................           219          223
                                                                                        ----------   ----------
     Total revenues.................................................................     1,002,470      962,348
                                                                                        ----------   ----------
OPERATING COSTS AND EXPENSES
Hotels
     Property-level operating costs and expenses
         Rooms......................................................................       141,939      132,583
         Food and beverage..........................................................       192,955      187,971
         Other......................................................................       235,892      227,690
     Other operating costs and expenses
         Management fees............................................................        60,346       58,305
         Lease expense..............................................................       292,076      286,670
         Depreciation and amortization..............................................         1,008           --
         Other......................................................................           164           --
                                                                                        ----------   ----------
              Total hotel operating costs and expenses..............................       924,380      893,219
                                                                                        ----------   ----------
Senior living
     Property-level operating costs and expenses
         Routine....................................................................        34,733       32,402
         Ancillary..................................................................         3,334        4,107
     Other operating costs and expenses
         Depreciation and amortization..............................................         5,401        5,069
         Management fees............................................................         3,666        3,422
         Property taxes and other...................................................         2,177        1,681
                                                                                        ----------   ----------
              Total senior living operating costs and expenses......................        49,311       46,681
                                                                                        ----------   ----------
Other operating costs and expenses..................................................         1,021          959
                                                                                        ----------   ----------
         Total operating costs and expenses.........................................       974,712      940,859
                                                                                        ----------   ----------
OPERATING PROFIT BEFORE MINORITY INTEREST, CORPORATE
     EXPENSES AND INTEREST..........................................................        27,758       21,489
Minority interest expense...........................................................          (275)          --
Corporate expenses..................................................................        (3,861)      (3,962)
Interest expense....................................................................        (7,252)      (5,106)
Interest income.....................................................................           612          964
                                                                                        ----------   ----------
INCOME BEFORE INCOME TAXES..........................................................        16,982       13,385
Provision for income taxes..........................................................        (6,963)      (5,488)
                                                                                        ----------   ----------
NET INCOME..........................................................................    $   10,019   $    7,897
                                                                                        ==========   ==========

BASIC EARNINGS PER COMMON SHARE.....................................................    $      .59   $      .35
                                                                                        ==========   ==========

DILUTED EARNINGS PER COMMON SHARE...................................................    $      .57   $      .35
                                                                                        ==========   ==========

           See Notes to Condensed Consolidated Financial Statements.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Twelve weeks ended March 24, 2000 and March 26, 1999
                           (unaudited, in thousands)


                                                                            2000                1999
                                                                            ----                ----
OPERATING ACTIVITIES
Net income...........................................................   $    10,019        $     7,897
Adjustments to reconcile net income to cash from operations:
     Depreciation and amortization...................................         6,600              5,285
     Amortization of debt premiums and deferred financing costs......          (119)              (358)
     Income taxes....................................................         4,477              4,910
     Other...........................................................             7                 83
     Change in other operating accounts..............................       (19,182)             2,946
                                                                        -----------        -----------
Cash from operations.................................................         1,802             20,763
                                                                        -----------        -----------
INVESTING ACTIVITIES
   Acquisitions......................................................       (14,120)                 -
   Purchase of minority interests in senior living partnership.......             -             (6,888)
   Expansions of senior living communities...........................        (3,204)           (14,005)
   Other capital expenditures........................................        (1,903)            (1,321)
   Dispositions......................................................         6,206                  -
   Other.............................................................        (3,318)             1,326
                                                                        -----------        -----------
Cash used in investing activities....................................       (16,339)           (20,888)
                                                                        -----------        -----------
FINANCING ACTIVITIES
   Repayments of debt................................................        (1,282)              (870)
   Repurchases of common stock.......................................        (5,963)            (4,394)
   Issuances of debt.................................................        15,000                  -
   Other.............................................................          (388)              (589)
                                                                        -----------        -----------
Cash provided by (used in) financing activities......................         7,367             (5,853)
                                                                        -----------        -----------
Decrease in cash and cash equivalents................................        (7,170)            (5,978)
Cash and cash equivalents, beginning of period.......................        36,774             66,779
                                                                        -----------        -----------
Cash and cash equivalents, end of period.............................   $    29,604        $    60,801
                                                                        ===========        ===========

           See Notes to Condensed Consolidated Financial Statements.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying condensed consolidated financial statements of Crestline Capital Corporation and subsidiaries (the "Company") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of March 24, 2000 and the results of operations and cash flows for the twelve weeks ended March 24, 2000 and March 26, 1999. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

      A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows:

                                                                                      Twelve Weeks Ended
                                                                                   ------------------------
                                                                                   March 24,      March 26,
                                                                                     2000            1999
                                                                                   ---------      ---------
                                                                                       (in thousands)
      Weighted average number of common shares outstanding......................      16,971         22,294
      Assuming distribution of common shares granted under
         the comprehensive stock plan, less shares assumed
         purchased at average market price......................................         481             95
                                                                                   ---------      ---------
      Shares utilized for the calculation of diluted earnings
         per share..............................................................      17,452         22,389
                                                                                   =========      =========

3. The Company operates in four business segments: hotel management, hotel leasing, hotel ownership and senior living community ownership. The Company's managed hotels are upscale limited-service and full-service hotels operated under the Marriott, Hilton, Courtyard by Marriott, Residence Inn, Crowne Plaza and Holiday Inn brand names. The Company's owned limited-service hotels are operated under the Residence Inn brand name. The Company's leased full-service hotels are operated under the Marriott, Ritz-Carlton, Four Seasons, Hyatt, Hilton and Swissotel brands. The Company's subleased limited-service hotels are operated under the Courtyard by Marriott and Residence Inn brands. The Company's senior living communities are operated under Marriott brands.

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

                                                                   Twelve Weeks Ended March 24, 2000
                                              ------------------------------------------------------------------------
                                                Hotel        Hotel       Hotel       Senior   Corporate
                                               Leasing     Ownership   Management    Living    & Other    Consolidated
                                               -------     ---------   ----------    ------    -------    ------------
                                                                            (in thousands)
      Revenues.............................   $924,145     $   9,004    $  7,889    $59,780    $ 1,652     $1,002,470
      Operating profit.....................     13,839         2,549         270     10,469        631         27,758
      Interest income......................        319            68           -        119        106            612
      Interest expense.....................     (1,074)       (1,072)          -     (5,106)         -         (7,252)
      Other................................       (924)         (333)          -       (448)    (2,431)        (4,136)
      Income (loss) before income taxes....     12,160         1,212         270      5,034     (1,694)        16,982
      Depreciation and amortization........          -           858         150      5,401        191          6,600

                                                                   Twelve Weeks Ended March 26, 1999
                                              ------------------------------------------------------------------------
                                                Hotel        Hotel        Hotel     Senior    Corporate
                                               Leasing     Ownership   Management   Living     & Other    Consolidated
                                               -------     ---------   ----------   ------     -------    ------------
                                                                            (in thousands)
      Revenues.............................   $ 903,984    $       -    $      -    $56,953    $ 1,411     $  962,348
      Operating profit.....................      10,765            -           -     10,272        452         21,489
      Interest income......................           -            -           -        325        639            964
      Interest expense.....................      (1,137)           -           -     (3,945)       (24)        (5,106)
      Other................................      (1,829)           -           -       (640)    (1,493)        (3,962)
      Income (loss) before income taxes....       7,799            -           -      6,012       (426)        13,385
      Depreciation and amortization........           -            -           -      5,069        216          5,285

4. In February 2000, the Company sold one of its Residence Inns for a net sales price of $6.2 million, which approximated its carrying value.

5. In March 2000, the Company purchased the hotel management business of Stormont Trice Management Corporation for $9.7 million plus a contingent purchase price of up to an additional $4.5 million if certain performance criteria are met. Pursuant to the acquisition, the existing management contracts for nine hotels and four conference centers and lease agreements for two hotels were assigned to the Company.

6. In March 2000, the Company purchased the hotel management business of the Durbin Companies for $4.4 million, plus a contingent purchase price of $500,000 if one of the leases is renewed under certain conditions. Pursuant to the acquisition, the existing management contracts for ten hotels and lease agreements for two hotels were assigned to the Company.

7. Through March 24, 2000, the Company has repurchased a total of 5,608,000 shares of its common stock for $106 million. In 2000, the Company's Board of Directors authorized the Company to repurchase 3,000,000 additional shares of the Company's common stock subsequent to the first quarter of 2000.

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

Results of Operations
---------------------

         Revenues. Hotel revenues represent property-level revenues from owned and leased hotels as well as managed hotels operated under lease agreements and management fees from managed hotels operated under management agreements. Senior living revenues represent property-level revenues. Overall revenues increased by $40.1 million, or 4.2%, to over $1.0 billion for the first quarter of 2000 from $962 million for 1999.

         Hotel revenues increased $37.1 million, or 4.1%, to $941 million in the first quarter of 2000. The increase in hotel revenues is primarily due to the leased full-service hotel room REVPAR growth and the incremental revenues from the acquisition of a controlling interest in a portfolio of Residence Inn hotels in the second quarter of 1999 and the acquisition of a hotel management portfolio in the first quarter of 2000 through a newly created, wholly owned subsidiary, Crestline Hotels and Resorts, Inc.

         Leased hotel revenues increased $20.2 million, or 2.2%, to $924 million in the first quarter of 2000. Improved results for the Company's leased full-service hotels were driven by increases in comparable REVPAR of 2.3% to $120.41 for the first quarter of 2000. Comparable average room rates increased 5.1%, while comparable average occupancy decreased over two percentage points to 76.1% for the full-service properties. REVPAR for the Company's subleased Courtyard by Marriott hotel properties increased 1.3% to $74.05 due to an increase in average room rates of 5.3%, despite a decrease in average occupancy of three percentage points to 76.1%. REVPAR for the Company's subleased Residence Inn properties increased 1.2% to $82.84 due to an increase in average room rates of 1.0% and a slight increase in average occupancy to 81.4%.

         The Company's owned hotels contributed $9.0 million of revenues in the first quarter of 2000. REVPAR for the Company's owned Residence Inns was $83.14 as a result of an average room rate of $99.79 and an average occupancy of 83.3%.

         The Company's managed hotels contributed $7.9 million of revenues in the first quarter of 2000. REVPAR for the Company's managed full-service hotels was $96.35 due to an average room rate of $126.60 and an average occupancy of 76.1%. REVPAR for the managed limited-service hotels was $65.19 as a result of an average room rate of $76.96 and an average occupancy of 84.7%.

         Senior living community revenues increased by $2.8 million, or 5.0%, to $59.8 million in the first quarter of 2000. The average daily rate increased 3.2% to $95.21, while average occupancy increased almost one percentage point to 90.9%. The revenue growth is due to the addition of 241 expansion units in 1999 and the growth in the average daily rate.

         Operating Costs and Expenses. Hotel operating costs and expenses for the Company's leased hotels principally consist of hotel property-level operating costs and expenses plus hotel management fees and lease expenses. Hotel operating costs for the Company's owned hotels principally consists of hotel property-level operating costs and expenses plus management fees, depreciation, property taxes, ground rent, insurance and certain other costs. Hotel operating costs and expenses for the Company's managed hotels principally includes amortization of the management contract acquisition price and, for the hotels managed under lease agreements, property-level operating costs and expenses, lease expense, property taxes and insurance. Senior living community operating costs and expenses consist of property-level expenses plus management fees, depreciation, property taxes, ground rent, insurance and certain other costs. Other operating costs and expenses principally consist of salary and related costs and expenses for the Company's asset management group. Total operating costs and expenses increased $33.9 million, or 3.6%, to $975 million for the first quarter of 2000.

         Overall hotel operating costs and expenses increased $31.2 million, or 3.5%, to $924 million in the first quarter of 2000. Leased hotel operating costs and expenses increased $17.1 million, or 1.9%, to $910 million. Owned hotel operating costs and expenses were $6.5 million in the first quarter of 2000. Operating costs and expenses for the Company's managed hotels were $7.6 million for the first quarter of 2000. Total hotel property-level operating costs and expenses increased $22.5 million, or 4.1% to $571 million. Hotel management fees increased $2.0 million, or 3.5%, to $60.3 million, while lease expense increased $5.4 million, or 1.9%, to $292 million.

         Overall senior living operating costs and expenses increased $2.6 million, or 5.6%, to $49.3 million for the first quarter of 2000. Senior living community property-level operating costs and expenses increased $1.6 million, or 4.3%, to $38.1 million, while other operating costs and expenses increased $1.1 million, or 11%, to $11.2 million for the first quarter of 2000 due primarily to the additional depreciation from the expansions added in 1999 and 2000.

         Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's total operating profit increased $6.3 million, or 29%, to $27.8 million for the first quarter of 2000.

         Overall hotel operating profit increased $5.9 million, or 55%, to $16.7 million for the first quarter of 2000. Operating profit for the Company's leased hotels increased $3.1 million, or 29%, to $13.8 million. The increase in leased hotel operating profit is attributable mostly to the continued cost controls implemented by the managers of the Company's full-service hotel properties.

         The Company's owned Residence Inns acquired in the second quarter of 1999 contributed $2.6 million of operating profit in the first quarter of 2000.

         The Company's managed hotels contributed $0.3 million of operating profit since their acquisition during the first quarter of 2000.

         Senior living community operating profit increased $0.2 million, or 1.9%, to $10.5 million in the first quarter of 2000. The increase in operating profit is primarily due to increases in residency fees due to the increase in the average daily rate, partially offset by an increase in depreciation and amortization as a result of the expansions during 1999.

         Corporate Expenses. Corporate expenses decreased $0.1 million to $3.9 million, or 0.4% of total revenues, for the first quarter of 2000.

         Interest Expense. Interest expense increased to $7.3 million in the first quarter of 2000. The increase in interest expense is primarily attributable to the additional interest expense on the mortgage debt assumed from the acquisition of a controlling interest in a portfolio of Residence Inns and interest expense on the Company's line of credit. Interest expense includes $1.1 million in both the first quarters of 2000 and 1999, respectively, related to interest on the hotel working capital notes payable to Host Marriott.

         Interest Income. Interest income decreased $0.4 million to $0.6 million for the first quarter of 2000.

         Net Income. Net income for the first quarter of 2000 was $10.0 million, or $.57 per diluted share, compared to $7.9 million, or $.35 per diluted share, for the first quarter of 1999. The 63% increase in diluted earnings per share in the first quarter of 2000 was due to the strong growth in operating profit discussed above as well as a reduction of the Company's common stock outstanding due to the stock repurchases during 1999 and 2000. Excluding the impact of stock repurchases as well as the acquisition of a controlling interest in a portfolio of Residence Inns and a hotel management portfolio, the Company's diluted earnings per share increased by 29% in the first quarter of 2000.

EBITDA

         The Company's earnings before interest expense, taxes, depreciation and amortization and other non-cash items ("EBITDA") increased $7.0 million, or 31%, to $29.8 million in the first quarter of 2000 as compared to the first quarter of 1999

         The following is a reconciliation of EBITDA to the Company's net income:

                                                                        First Quarter
                                                                     -------------------
                                                                     2000           1999
                                                                     ----           ----
                                                                        (in thousands)
         EBITDA.................................................  $  29,767       $ 22,722
         Interest expense.......................................     (7,252)        (5,106)
         Hotel working capital note interest expense............      1,074          1,137
         Depreciation and amortization..........................     (6,600)        (5,285)
         Income taxes...........................................     (6,963)        (5,488)
         Other non-cash charges, net............................         (7)           (83)
                                                                  ---------       --------
              Net income........................................  $  10,019       $  7,897
                                                                  =========       ========

         The Company's interest coverage was 4.7 times for the first quarter of 2000 compared to 5.3 times for the first quarter of 1999. Interest coverage is calculated as EBITDA divided by cash interest expense, which is defined as GAAP interest expense less amortization of deferred financing costs, amortization of debt premiums and the interest on the hotel working capital notes. The ratio of earnings to fixed charges was 1.10 to 1.0 for the first quarter of 2000 and 1.08 to 1.0 for the first quarter of 1999.

         EBITDA data is presented because such data is used by certain investors to determine the Company's ability to meet debt service requirements and is used in the Company's line of credit as part of the tests determining its ability to incur debt and meet certain covenants. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long-lived assets and because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business; however, such information should not be considered as an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure prescribed by GAAP. In addition, EBITDA as calculated by the Company may not be comparable to similarly titled measures reported by other companies. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation.

Cash Flows and Financial Condition
----------------------------------

         The Company's principal sources of liquidity are cash on hand, cash flow from operations and borrowings under the Company's line of credit. As of March 24, 2000, the Company had cash and cash equivalents of $30 million and restricted cash of $24 million, which is included in other assets in the accompanying condensed consolidated financial statements. The Company's restricted cash consists of funds transferred into segregated escrow accounts for (i) debt service, fixed asset, real estate tax and insurance reserves pursuant to the Company's secured debt agreements for certain of the senior living communities and owned hotels, and (ii) fixed asset reserves pursuant to the Company's senior living and owned hotel management agreements. As of March 24, 2000, the outstanding balance under the Company's $100 million line of credit was $60 million.

         Cash from operations was $1.8 million for the first quarter of 2000. The cash from operations for the first quarter of 2000 was impacted by the seasonality of the Company's leased hotels as the lease payable to the hotel owner exceeded the rent receivable from hotel managers by $19.1 million at December 31, 1999 compared to $7.6 million at March 24, 2000. Cash used in investing activities was $16.3 million in the first quarter of 2000. The cash used in investing activities principally consists of the acquisition of the management businesses of two hotel management companies, expansions for one of its senior living communities and capital expenditures for renewals and replacements and expansions for its owned hotels and senior living communities, partially offset by the sale proceeds of one of its owned hotels. Cash provided by financing activities was $7.4 million for the first quarter of 2000. The Company's cash provided by financing activities consists primarily of draws on the Company's line of credit, partially offset by debt principal repayments and repurchases of the Company's common stock.

         In February 2000, the Company sold one of its Residence Inns for a net sales price of $6.2 million.

         In February 2000, the Company entered into an agreement to acquire the 205-room Courtyard by Marriott in the Inner Harbor of Baltimore, Maryland for $21 million upon the completion of construction. The hotel is scheduled to open in November 2000. The Company will manage the hotel pursuant to a franchise agreement with Marriott International.

         In March 2000, the Company purchased the hotel management business of Stormont Trice Management Corporation ("Stormont Trice") for $9.7 million plus a contingent purchase price of up to an additional $4.5 million if certain performance criteria are met. Pursuant to the acquisition, the existing management contracts for nine hotels and four conference centers (including the Portsmouth Renaissance Hotel and Waterfront Conference Center and Baltimore Inner Harbor Courtyard currently under construction) and lease agreements for two hotels were assigned to the Company. The terms, including renewal periods, of the management and lease agreements range from three to 26 years with an average remaining life of 16 years. Under the management and lease agreements, the Company earns a base management fee generally equal to 2% to 5% of revenues plus in some cases, an incentive management fee generally equal to 10% to 25% of operating profit after a priority to the owner. Under the lease agreements, the Company pays a fixed minimum rent plus a percentage of revenues and retains all cash flow after rent. The hotels are generally managed under franchise agreements that were assigned to the Company and are operated under the Marriott, Renaissance, Courtyard by Marriott and Residence Inn brand names. Under the franchise agreements, the Company pays a franchise fee generally equal to 3% to 6% of certain revenues.

         In March 2000, the Company also purchased the hotel management business of the Durbin Companies ("Durbin") for $4.4 million, plus a contingent purchase price of $500,000 if one of the leases is renewed under certain conditions. Pursuant to the acquisition, the existing management contracts for ten hotels and lease agreements for two hotels were assigned to the Company. The terms, including renewal periods, of the management and lease agreements range from three to 47 years with an average remaining life of 15 years. Under its management agreements, the Company earns a base management fee generally equal to 2% to 4% of revenues plus, in some cases, an incentive management fee generally equal to 10% to 20% of operating profit after a priority to the owner. Under its lease agreements, the Company pays a fixed minimum rent plus a percentage of revenues and retains all cash flow after rent. All of the hotels are managed under franchise agreements that were assigned to the Company and are operated under the Marriott, Hilton, Courtyard by Marriott, Crowne Plaza, Holiday Inn and Ramada brand names. Under the franchise agreements, the Company pays a franchise fee generally equal to 3% to 6% of certain revenues.

         Through March 24, 2000, the Company has repurchased a total of 5,608,000 shares of its common stock for $106 million. In 2000, the Company's Board of Directors authorized the Company to repurchase 3,000,000 additional shares of the Company's common stock subsequent to the first quarter of 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company does not have significant market risk with respect to foreign currency exchanges or other market rate or price risks, and the Company does not hold any financial instruments for trading purposes. However, the Company does have certain debt obligations that are sensitive to changes in interest rates. The interest rates, fair values and future maturities associated with these financial instruments have not changed materially from the amounts reported in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is from time to time the subject of, or involved in, judicial proceedings. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of operations of the Company.


Item 2.  Changes in Securities and Use of Proceeds

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits:

         27.1   Financial data schedule

b.       Reports on Form 8-K:

         None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CRESTLINE CAPITAL CORPORATION

May 4, 2000                  By: /s/ Larry K. Harvey
-----------                      ------------------------
Date                             Larry K. Harvey
                                 Senior Vice President, Treasurer and Controller
                                 (Chief Accounting Officer)