Form 10-Q
period 2000-06-16
CRESTLINE CAPITAL CORP
filed 2000-07-28
CIK 1070752

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



For the Quarter Ended June 16, 2000                Commission File No. 1-14635


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

                                                           Yes   X     No  _____
                                                               -----


                                                            Shares outstanding
       Class                                                    at July 10, 2000
---------------------                                           ----------------
Common Stock, $.01
par value per share                                                   16,212,000
                                                                      ----------

================================================================================

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            Page No.
                                                                            --------
Part I.   FINANCIAL INFORMATION (Unaudited):

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -                               3
            June 16, 2000 and December 31, 1999

          Condensed Consolidated Statements of Operations -                     4
            Twelve Weeks Ended June 16, 2000 and
            June 18, 1999

          Condensed Consolidated Statements of Operations -                     5
            Twenty-four Weeks Ended June 16, 2000 and
            June 18, 1999

          Condensed Consolidated Statements of Cash Flows -                     6
            Twenty-four Weeks Ended June 16, 2000 and
            18, 1999

          Notes to Condensed Consolidated Financial Statements                  7

     Item 2. Management's Discussion and Analysis of Results of                11
              Operations and Financial Condition

     Item 3. Quantitative and Qualitative Disclosures About Market Risk        19

Part II.  OTHER INFORMATION AND SIGNATURE                                      20

                        PART I.  FINANCIAL INFORMATION


                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                                June 16,        December 31,
                                                                                  2000             1999
                                                                              -----------       ------------
                                                                              (unaudited)
                                     ASSETS
Property and equipment, net.........................................           $  735,389         $745,615
Hotel working capital...............................................               89,650           89,650
Due from hotel managers.............................................               78,539           42,259
Due from Marriott Senior Living Services............................                5,022            5,729
Other assets........................................................               69,705           44,841
Cash and cash equivalents...........................................               44,726           36,774
                                                                               ----------         --------
                                                                               $1,023,031         $964,868
                                                                               ==========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Debt:
 Mortgage debt......................................................           $  296,460        $ 279,271
 Other debt.........................................................               27,225           26,946
                                                                               ----------        ---------
                                                                                  323,685          306,217
 Hotel working capital notes payable to Host Marriott...............               89,650           89,650
                                                                               ----------        ---------
  Total debt........................................................              413,335          395,867
Accounts payable and accrued expenses...............................               11,902           16,912
Lease payable to Host Marriott......................................               99,504           61,315
Deferred income taxes...............................................               65,332           63,940
Other liabilities...................................................               29,013           26,086
                                                                               ----------        ---------
  Total liabilities.................................................              619,086          564,120
                                                                               ----------        ---------
Shareholders' equity:
 Common stock, 75 million shares authorized, 22.4 million and 22.3 million shares issued and outstanding,
  respectively, $.01 par value......................................                  224              223
 Additional paid-in capital.........................................              452,785          451,639
 Retained earnings..................................................               67,265           46,158
 Treasury stock, 6.2 million and 5.1 million shares, respectively...             (116,329)         (97,272)
                                                                               ----------        ---------
  Total shareholders' equity........................................              403,945          400,748
                                                                               ----------        ---------
                                                                               $1,023,031        $ 964,868
                                                                               ==========        =========

           See Notes to Condensed Consolidated Financial Statements.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Twelve Weeks Ended June 16, 2000 and June 18, 1999
               (unaudited, in thousands, except per share data)

                                                                      2000        1999
                                                                      ----        ----
REVENUES
Hotels
   Rooms.......................................................  $  713,654   $  663,802
   Food and beverage...........................................     323,711      296,973
   Other.......................................................      82,093       72,894
                                                                 ----------   ----------
      Total hotel revenues.....................................   1,119,458    1,033,669
                                                                 ----------   ----------
Senior living
   Routine.....................................................      54,778       50,775
   Ancillary...................................................       5,429        5,846
                                                                 ----------   ----------
      Total senior living revenues.............................      60,207       56,621
                                                                 ----------   ----------
Other revenues.................................................         808        1,008
Equity in earnings of affiliates...............................          34          360
                                                                 ----------   ----------
   Total revenues..............................................   1,180,507    1,091,658
                                                                 ----------   ----------
OPERATING COSTS AND EXPENSES
Hotels
   Property-level operating costs and expenses
      Rooms....................................................     160,526      149,733
      Food and beverage........................................     229,720      212,297
      Other....................................................     267,921      254,404
 Other operating costs and expenses
      Management fees..........................................      73,989       62,746
      Lease expense............................................     365,064      333,269
      Depreciation and amortization............................       1,186          817
      Other....................................................       1,100            -
                                                                 ----------   ----------
          Total hotel operating costs and expenses.............   1,099,506    1,013,266
                                                                 ----------   ----------
Senior living
   Property-level operating costs and expenses
      Routine..................................................      35,063       32,868
      Ancillary................................................       3,395        3,493
   Other operating costs and expenses
      Depreciation and amortization............................       5,501        5,214
      Management fees..........................................       3,736        3,515
      Property taxes and other.................................       2,232        1,923
                                                                 ----------   ----------
          Total senior living operating costs and expenses.....      49,927       47,013
                                                                 ----------   ----------
Other operating costs and expenses.............................         847          720
                                                                 ----------   ----------
      Total operating costs and expenses.......................   1,150,280    1,060,999
                                                                 ----------   ----------
OPERATING PROFIT BEFORE MINORITY INTEREST, CORPORATE
   EXPENSES AND INTEREST.......................................      30,227       30,659
Minority interest expense......................................        (312)        (478)
Corporate expenses.............................................      (4,544)      (4,730)
Interest expense...............................................      (7,421)      (6,535)
Interest income................................................         843          439
                                                                 ----------   ----------
INCOME BEFORE INCOME TAXES.....................................      18,793       19,355
Provision for income taxes.....................................      (7,705)      (7,935)
                                                                 ----------   ----------
NET INCOME.....................................................  $   11,088   $   11,420
                                                                 ==========   ==========

BASIC EARNINGS PER COMMON SHARE................................  $      .67   $      .54
                                                                 ==========   ==========

DILUTED EARNINGS PER COMMON SHARE..............................  $      .65   $      .53
                                                                 ==========   ==========

           See Notes to Condensed Consolidated Financial Statements.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Twenty-four Weeks Ended June 16, 2000 and June 18, 1999
               (unaudited, in thousands, except per share data)

                                                                     2000               1999
                                                                     ----               ----
REVENUES
Hotels
   Rooms......................................................   $1,320,231        $1,246,698
   Food and beverage..........................................      588,293           553,423
   Other......................................................      151,972           137,532
                                                                 ----------        ----------
      Total hotel revenues....................................    2,060,496         1,937,653
                                                                 ----------        ----------
Senior living
   Routine....................................................      109,002           102,280
   Ancillary..................................................       10,985            11,294
                                                                 ----------        ----------
      Total senior living revenues............................      119,987           113,574
                                                                 ----------        ----------
Other revenues................................................        2,241             2,196
Equity in earnings of affiliates..............................          253               583
                                                                 ----------        ----------
   Total revenues.............................................    2,182,977         2,054,006
                                                                 ----------        ----------
OPERATING COSTS AND EXPENSES
Hotels
   Property-level operating costs and expenses
      Rooms...................................................      302,465           282,316
      Food and beverage.......................................      422,675           400,268
      Other...................................................      503,813           482,094
 Other operating costs and expenses
      Management fees.........................................      134,335           121,051
      Lease expense...........................................      657,140           619,939
      Depreciation and amortization...........................        2,194               817
      Other...................................................        1,264                 -
                                                                 ----------        ----------
          Total hotel operating costs and expenses............    2,023,886         1,906,485
                                                                 ----------        ----------
Senior living
   Property-level operating costs and expenses
      Routine.................................................       69,796            65,270
      Ancillary...............................................        6,729             7,600
   Other operating costs and expenses
      Depreciation and amortization...........................       10,902            10,283
      Management fees.........................................        7,402             6,937
      Property taxes and other................................        4,409             3,604
                                                                 ----------        ----------
          Total senior living operating costs and expenses....       99,238            93,694
                                                                 ----------        ----------
Other operating costs and expenses............................        1,868             1,679
                                                                 ----------        ----------
      Total operating costs and expenses......................    2,124,992         2,001,858
                                                                 ----------        ----------
OPERATING PROFIT BEFORE MINORITY INTEREST, CORPORATE
   EXPENSES AND INTEREST......................................       57,985            52,148
Minority interest expense.....................................         (587)             (478)
Corporate expenses............................................       (8,405)           (8,692)
Interest expense..............................................      (14,673)          (11,641)
Interest income...............................................        1,455             1,403
                                                                 ----------        ----------
INCOME BEFORE INCOME TAXES....................................       35,775            32,740
Provision for income taxes....................................      (14,668)          (13,423)
                                                                 ----------        ----------
NET INCOME....................................................   $   21,107        $   19,317
                                                                 ==========        ==========

BASIC EARNINGS PER COMMON SHARE...............................   $     1.26        $      .89
                                                                 ==========        ==========

DILUTED EARNINGS PER COMMON SHARE.............................   $     1.23        $      .88
                                                                 ==========        ==========

           See Notes to Condensed Consolidated Financial Statements.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Twenty-four weeks ended June 16, 2000 and June 18, 1999
                           (unaudited, in thousands)

                                                                         2000           1999
                                                                         ----           ----
OPERATING ACTIVITIES
Net income....................................................        $ 21,107        $ 19,317
Adjustments to reconcile net income to cash from operations:
     Depreciation and amortization...............................       13,480          11,506
     Amortization of debt premiums and deferred financing costs..         (238)           (563)
     Income taxes................................................       (1,802)          2,158
     Other.......................................................        1,164             882
     Change in other operating accounts..........................        5,055          39,875
                                                                      --------        --------
Cash from operations..........................................          38,766          73,175
                                                                      --------        --------
INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...........................       (14,427)        (27,710)
   Hotel lease security deposits................................       (10,172)              -
   Expansions of senior living communities......................        (3,204)        (18,451)
   Purchase of minority interests in senior living partnership..             -          (6,982)
   Other capital expenditures...................................        (4,489)         (3,956)
   Dispositions.................................................         6,206               -
   Other........................................................        (2,967)         (2,044)
                                                                      --------        --------
Cash used in investing activities.............................         (29,053)        (59,143)
                                                                      --------        --------
FINANCING ACTIVITIES
   Repurchases of common stock..................................       (19,115)        (24,593)
   Draws on line of credit......................................        25,000          20,000
   Repayments of line of credit.................................        (5,000)              -
   Repayments of other debt.....................................        (2,365)         (1,776)
   Other........................................................          (281)         (2,928)
                                                                      --------        --------
Cash used in financing activities.............................          (1,761)         (9,297)
                                                                      --------        --------
Increase in cash and cash equivalents.........................           7,952           4,735
Cash and cash equivalents, beginning of period................          36,774          66,779
                                                                      --------        --------
Cash and cash equivalents, end of period......................        $ 44,726        $ 71,514
                                                                      ========        ========

SUPPLEMENTAL INFORMATION - NON-CASH ACTIVITY
   Assumption of mortgage debt..................................             -          54,478


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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of June 16, 2000 and the results of operations and cash flows for the twelve and twenty-four weeks ended June 16, 2000 and June 18, 1999. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     Approximately one-fourth of the Company's leased full-service hotels have managers that have a different accounting calendar from the Company. For these hotels, which record revenues on a monthly basis versus the four week period for the Company, the accompanying condensed consolidated financial statements reflect only five months of operations. For these properties, the Company records two months of operations in the first quarter, three months of operations in each of the second and third quarters and four months of operations in the fourth quarter.

2. Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities.

     A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows:

                                                                    Twelve Weeks Ended       Twenty-four Weeks Ended
                                                                 ----------------------     -------------------------
                                                                 June 16,      June 18,        June 16,      June 18,
                                                                  2000          1999            2000           1999
                                                                  ----          ----            ----           ----
                                                                                   (in thousands)
   Weighted average number of common shares outstanding.....    16,522         21,297          16,747         21,795
   Assuming distribution of common shares granted under
    the comprehensive stock plan, less shares assumed
    purchased at average market price.......................       440            344             452            146
                                                               -------        -------         -------        -------
   Shares utilized for the calculation of diluted earnings
    per share...............................................    16,962         21,641          17,199         21,941
                                                               =======        =======         =======        =======

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

                                                                   Twelve Weeks Ended June 16, 2000
                                         -------------------------------------------------------------------------------------
                                             Hotel        Hotel           Hotel         Senior     Corporate
                                            Leasing     Ownership       Management      Living      & Other     Consolidated
                                            -------     ---------       ----------      ------      -------     ------------
                                                                      (in thousands)
Revenues...............................  $1,102,657      $ 9,199        $   7,602       $ 60,207    $   842      $1,180,507
Operating profit (loss)................      17,407        2,790             (245)        10,280         (5)         30,227
Interest expense.......................      (1,075)      (1,066)               -         (5,280)         -          (7,421)
Interest income........................         539           94                3            108         99             843
Other..................................           -         (312)               -              -     (4,544)         (4,856)
Income (loss) before income taxes......      16,871        1,506             (242)         5,108     (4,450)         18,793
Depreciation and amortization..........           -          791              395          5,501        193           6,880

                                                                   Twelve Weeks Ended June 18, 1999
                                        ------------------------------------------------------------------------------------
                                           Hotel         Hotel        Hotel          Senior       Corporate
                                          Leasing      Ownership    Management       Living        & Other      Consolidated
                                         ----------   ----------    ----------       ------        -------      ------------
                                                                  (in thousands)
Revenues...............................  $1,023,950      $ 9,719   $      -          $ 56,621     $ 1,368       $1,091,658
Operating profit.......................      17,317        3,086          -             9,608         648           30,659
Interest expense.......................      (1,198)      (1,052)         -            (4,262)        (23)          (6,535)
Interest income........................           -           84          -               131         224              439
Other..................................           -         (478)         -                 -      (4,730)          (5,208)
Income (loss) before income taxes......      16,119        1,640          -             5,477      (3,881)          19,355
Depreciation and amortization..........           -          817          -             5,214         190            6,221

                                                               Twenty-four Weeks Ended June 16, 2000
                                         --------------------------------------------------------------------------------------
                                           Hotel         Hotel         Hotel             Senior      Corporate
                                          Leasing      Ownership     Management          Living      & Other     Consolidated
                                          -------      ---------     ----------          ------      ------      ------------
                                                                   (in thousands)
Revenues...............................  $2,026,802      $18,203    $    15,491         $119,987     $ 2,494     $2,182,977
Operating profit.......................      31,246        5,339             25           20,749         626         57,985
Interest expense.......................      (2,149)      (2,138)             -          (10,386)          -        (14,673)
Interest income........................         858          162              3              227         205          1,455
Other..................................           -         (587)             -                -      (8,405)        (8,992)
Income (loss) before income taxes......      29,955        2,776             28           10,590      (7,574)        35,775
Depreciation and amortization..........           -        1,650            545           10,902         383         13,480

                                                                     Twenty-four Weeks Ended June 18, 1999
                                        ------------------------------------------------------------------------------------------
                                            Hotel        Hotel         Hotel              Senior       Corporate
                                           Leasing     Ownership     Management           Living        & Other     Consolidated
                                           -------     ---------     ----------           ------        -------     ------------
                                                                   (in thousands)
Revenues...............................  $1,927,934      $ 9,719      $    -             $113,574      $ 2,779     $2,054,006
Operating profit.......................      28,082        3,086           -               19,880        1,100         52,148
Interest expense.......................      (2,335)      (1,052)          -               (8,207)         (47)       (11,641)
Interest income........................           -           84           -                  453          866          1,403
Other..................................           -         (478)          -                    -       (8,692)        (9,170)
Income (loss) before income taxes......      25,747        1,640           -               12,126       (6,773)        32,740
Depreciation and amortization..........           -          817           -               10,283          406         11,506

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

7. The Company recognizes management fee revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101 which provides that contingent revenue should be recorded in the period in which the contingency is resolved. For certain of the Company's management contracts, certain management fees are earned after specified thresholds for annual operating profit have been attained. The Company recognizes management fee revenue for these contracts when thresholds are achieved which usually occurs in the fourth quarter. If the Company were to accrue these contingent revenues, the Company would have recorded an additional $238,000 and $305,000 of fee revenue in the second quarter and year-to-date second quarter, respectively. SAB No. 101 does not have an impact on the full year revenue recognition.

8. In 2000, the Company repurchased approximately 1.1 million shares of its common stock for $19.1 million. Since the inception of the Company's stock repurchase program in 1999, the Company has repurchased approximately 6.2 million shares of its common stock for $116 million. As of June 16, 2000, the Company has Board of Director authorization to repurchase approximately
     2.3 million additional shares of its common stock.

9. On June 9, 2000, the Company entered into an agreement with Hospitality Properties Trust, Inc. ("HPT") to lease 19 limited-service hotels under long-term lease agreements. HPT acquired the hotels from Marriott International, Inc. ("Marriott International"). Marriott International will continue to manage the hotels under long-term management agreements with the Company. The hotels are operated under the Courtyard by Marriott, Residence Inn by Marriott, Springhill Suites by Marriott and TownePlace Suites by Marriott brand names. Two of the hotels in the portfolio are under construction and are expected to open in the fourth quarter of 2000. Under the terms of the lease agreement, the Company made a $9.6 million security deposit, which is included in other assets on the accompanying condensed consolidated balance sheet, and will make an additional $6.0 million security deposit for the remaining two hotels at the inception of those leases.

10. On June 23, 2000, the Company completed a shareholder-approved 1-for-100 reverse stock split immediately followed by a 100-for-1 forward stock split of the Company's common stock. Registered shareholders whose shares of common stock were converted into less than one share of common stock will receive cash payments equal to the fair market value of these fractional interests. The fair market value was determined to be $19.1375 calculated using the average closing price of the Company's common stock on the New York Stock Exchange for the ten trading days immediately before and including June 23, 2000. Transmittal letters have been delivered to the registered shareholders with instructions on how to surrender stock certificates for cash payment.

11. In July 2000, the Company entered into five loan agreements totaling $92.4 million secured by mortgages on eight senior living communities. The non-recourse loans bear interest at the 30-day Eurodollar rate plus 275 basis points. The loans mature in July 2005 and there is no principal amortization during the term of the loans. The proceeds of the financing were used to repay the existing loan secured by the communities with a principal balance of $43.5 million, which bore interest at 9.93% and had a scheduled maturity of January 1, 2001. In connection with the prepayment of the existing loan, the Company will recognize an extraordinary gain on the early extinguishment of debt of approximately $430,000 before taxes in the third quarter of 2000. The remaining proceeds of the financing were used to repay a portion of the outstanding borrowings under the Company's line of credit.

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

RESULTS OF OPERATIONS

Revenues

      Hotel revenues represent property-level revenues from owned and leased hotels as well as managed hotels operated under lease agreements and management fees from managed hotels operated under management agreements. Senior living revenues represent property-level revenues. Overall revenues increased by $88.8 million, or 8.1%, to almost $1.2 billion for the second quarter of 2000 from $1.1 billion for the second quarter of 1999. Year-to-date revenues increased by $129 million, or 6.3%, to almost $2.2 billion in 2000. The increase in revenues is due primarily to the leased hotel full-service hotel REVPAR growth and the incremental revenues from the acquisition of a controlling interest in a portfolio of Residence Inns in the second quarter of 1999 and the acquisition of a hotel management portfolio in the first quarter of 2000.

     Revenues by segment were as follows:

                                                          Twelve Weeks Ended              Twenty-four Weeks Ended
                                                          ------------------              -----------------------
                                                     June 16,            June 18,         June 16,          June 18,
                                                       2000               1999              2000             1999
                                                       ----               ----              ----             ----
                                                                              (in thousands)
     Hotel Leasing..........................        $1,102,657          $1,023,950       $2,026,802       $1,927,934
     Hotel Ownership........................             9,199               9,719           18,203            9,719
     Hotel Management.......................             7,602                   -           15,491                -
     Senior Living..........................            60,207              56,621          119,987          113,574
     Other..................................               842               1,368            2,494            2,779
                                                    ----------          ----------       ----------       ----------
                                                    $1,180,507          $1,091,658       $2,182,977       $2,054,006
                                                    ==========          ==========       ==========       ==========

     Hotel Leasing. Leased hotel revenues increased $78.7 million, or 7.7%, to $1.1 billion in the second quarter of 2000. Year-to-date leased hotel revenues increased $98.9 million, or 5.1%, to over $2.0 billion in 2000. Improved results for the Company's leased full-service hotels were driven by increases in comparable REVPAR of 6.9% for the second quarter of 2000 and 4.7% year-to-date. Comparable average room rates increased 5.8% for the quarter and 5.5% year-to-date, while comparable average occupancy increased almost one percentage point for the second quarter and decreased almost one percentage point year-to-date. REVPAR for the Company's subleased Courtyard by Marriott hotel properties increased 6.4% for the second quarter and 4.0% year-to-date. The increases in REVPAR were driven by increases in average room rates of 6.5% for the quarter and 5.9% year-to-date, despite a slight decrease in average occupancy for the quarter and a decrease of over one percentage point year-to-date. REVPAR for the Company's subleased Residence Inn properties increased 5.9% for the quarter and 3.7% year-to-date. Average room rates increased 3.4% for the quarter and 2.3% year-to-date and average occupancy increased over two percentage points for the quarter and increased over one percentage point year-to-date. The table below sets forth information for the Company's leased hotels:


                                                                     Twelve Weeks Ended                Twenty-four Weeks Ended
                                                                     ------------------                -----------------------
                                                                  June 16,           June 18,        June 16,          June 18,
                                                                   2000               1999             2000             1999
                                                                   ----               ----             ----             ----
Leased Full-Service Hotels
Room rate...............................................       $   159.82         $   151.36        $   159.07       $   150.68
Occupancy...............................................             81.2%              80.6%             78.7%            79.4%
REVPAR..................................................       $   129.77         $   121.92        $   125.26       $   119.59

Comparable Leased Full-Service Hotels (116 Properties)
Room rate...............................................       $   159.86         $   151.04        $   159.12       $   150.83
Occupancy...............................................             81.3%              80.5%             78.8%            79.4%
REVPAR..................................................       $   130.03         $   121.66        $   125.42       $   119.76

Subleased Courtyard (53 Properties)
Room rate...............................................       $   100.56         $    94.41        $    98.99       $    93.44
Occupancy...............................................             83.4%              83.5%             79.8%            81.3%
REVPAR..................................................       $    83.89         $    78.81        $    78.97       $    75.94

Subleased Residence Inns (18 Properties)
Room rate...............................................       $   105.63         $   102.13        $   103.77       $   101.47
Occupancy...............................................             87.4%              85.3%             84.4%            83.3%
REVPAR..................................................       $    92.33         $    87.16        $    87.59       $    84.50

     Hotel Ownership. Revenue for the Company's owned hotels decreased $0.5 million, or 5.4%, to $9.2 million in the second quarter of 2000, due primarily to the sale of one of the Residence Inns in the first quarter of 2000. Year-to-date revenues were $18.2 million in 2000. Comparable REVPAR for the Company's owned Residence Inns increased 2.7% for the quarter as a result of an increase in the comparable average room rate of 3.6% despite a decrease in comparable average occupancy of almost one percentage point. The table below sets forth information for the Company's owned hotels:


                                                    Twelve Weeks Ended    Twenty-four Weeks Ended
                                                    ------------------    -----------------------
                                                   June 16,   June 18,      June 16,     June 18,
                                                     2000       1999          2000         1999
                                                     ----       ----          ----         ----
Owned Residence Inns (11 Properties)
Room rate........................................   $104.06    $ 98.87       $101.90      $ 98.87
Occupancy........................................      87.5%      86.2%         85.3%        86.2%
REVPAR...........................................   $ 91.04    $ 85.25       $ 86.95      $ 85.25

Comparable Owned Residence Inns (10 Properties)
Room rate........................................   $104.06    $100.44       $102.85      $100.44
Occupancy........................................      87.5%      88.2%         85.7%        88.2%
REVPAR...........................................   $ 91.04    $ 88.63       $ 88.17      $ 88.63

     Hotel Management. The Company's managed hotels contributed $7.6 million of revenues in the second quarter of 2000 and $15.5 million year-to-date. REVPAR for the Company's managed full-service hotels was $88.28 in the second quarter due to an average room rate of $121.06 and an average occupancy of 72.9%. Year-to-date REVPAR for the Company's managed full-service hotels was $91.01 due to an average room rate of $123.54 and an average occupancy of 73.7%. REVPAR for the managed limited-service hotels was $61.55 in the second quarter as a result of an average room rate of $77.73 and an average occupancy of 79.2%. Year-to-date REVPAR for the managed limited-service hotels was $62.78 due to an average room rate of $77.46 and an average occupancy of 81.0%.

     Senior Living. Senior living community revenues increased by $3.6 million, or 6.3%, to $60.2 million in the second quarter of 2000. Year-to-date revenues increased by $6.4 million, or 5.6%, to $120 million. For the second quarter, the average daily rate increased 4.4%, while average occupancy increased over two percentage points. The year-to-date average daily rate increased by 3.8%, while average occupancy increased over one percentage point. The revenue growth is primarily due to the addition of 241 expansion units in 1999 and the growth in the average daily rate. The improvement in overall average occupancy is directly attributable to the fill-up of the expansions added in 1999. Year-to-date average occupancy on a comparable basis, excluding communities which added expansion units during 1999, remained unchanged over the prior year. The table below sets forth information for the Company's senior living communities:

                                                                   Twelve Weeks Ended
                                        --------------------------------------------------------------------------
                                                   June 16, 2000                           June 18, 1999
                                        ---------------------------------     ----------------------------------
                                                     Average                                  Average
                                          Units     Daily Rate    Occupancy     Units       Daily Rate   Occupancy
                                          -----     ----------    ---------     -----       ----------   ---------
Independent Living....................    3,980      $ 82.24         94.2%      4,078         $ 79.35       93.2%
Assisted Living.......................    1,623        92.66         87.0       1,523           91.21       78.2
Special Care..........................      256       123.86         83.2         228          121.29       80.7
Healthcare............................    1,638       129.82         89.7       1,628          121.13       89.7
                                          -----      -------        -----       -----         -------       ----
 Combined.............................    7,497      $ 95.89        $91.3%      7,457         $ 91.87       89.0%
                                          =====      =======        =====       =====         =======       ====

                                                                    Twenty-four Weeks Ended
                                        --------------------------------------------------------------------------
                                                    June 16, 2000                          June 18, 1999
                                        --------------------------------      ------------------------------------
                                                     Average                                  Average
                                          Units     Daily Rate    Occupancy     Units       Daily Rate   Occupancy
                                          -----     ----------    ---------     -----       ----------   ---------
Independent Living...................     3,980        $ 82.27       94.4%      4,078          $ 80.21       93.5%
Assisted Living......................     1,623          92.76       86.2       1,523            90.64       79.9
Special Care.........................       256         124.13       80.0         228           122.34       84.8
Healthcare...........................     1,638         128.25       89.6       1,628           120.05       89.8
                                          -----        -------      -----       -----          -------       ----
 Combined............................     7,497        $ 95.55       91.1%      7,457          $ 92.08       89.7%
                                          =====        =======      =====       =====          =======       ====

Operating Profit

     The Company's operating profit decreased $0.4 million, or 1.4%, to $30.2 million for the second quarter of 2000 and increased $5.8 million, or 11.2%, to $58.0 million year-to-date. Operating profit by segment was as follows:

                                                Twelve Weeks Ended        Twenty-four Weeks Ended
                                               -------------------        -----------------------
                                               June 16,    June 18,        June 16,      June 18,
                                                2000        1999            2000          1999
                                                ----        ----            ----          ----
                                                                (in thousands)
Hotel Leasing................................   $17,407    $17,317          $31,246      $28,082
Hotel Ownership..............................     2,790      3,086            5,339        3,086
Hotel Management.............................      (245)         -               25            -
Senior Living................................    10,280      9,608           20,749       19,880
Other........................................        (5)       648              626        1,100
                                                -------    -------          -------      -------
                                                $30,227    $30,659          $57,985      $52,148
                                                =======    =======          =======      =======

     Hotel Leasing. Operating profit for the Company's leased hotels increased $0.1 million to $17.4 million for the quarter and increased $3.2 million, or 11.3%, to $31.2 million year-to-date.

     Hotel Ownership. Operating profit for the Company's owned Residence Inns acquired in the second quarter of 1999 decreased $0.3 million, or 9.6%, to $2.8 million due to the aforementioned sale of one hotel in the first quarter of 2000. On a comparable basis, operating profit remained unchanged from the prior year. Year-to-date operating profit for owned hotels was $5.3 million.

     Hotel Management. The Company's managed hotels recorded a $0.2 million operating loss for the second quarter of 2000 and no operating profit year-to-date since their acquisition during the first quarter of 2000. The operating results for the Company's hotel management business were impacted by the timing of the revenue recognition of certain base and incentive management revenue, the amortization expense of the acquisition cost of the management business, and the costs incurred in establishing the infrastructure of the hotel management business. The Company recognizes management fee revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101 which provides that contingent revenue should be recorded in the period in which the contingency is resolved. For certain of the Company's management contracts, certain management fees are earned after specified thresholds for annual operating profit have been attained. The Company recognizes management fee revenue for these contracts when thresholds are achieved which usually occurs in the fourth quarter. If the Company were to accrue these contingent revenues, the Company would have recorded an additional $238,000 and $305,000 of fee revenue in the second quarter and year-to-date second quarter, respectively. SAB No. 101 does not have an impact on the full year operating profit. In addition, the Company recorded amortization expense of $395,000 in the second quarter and $545,000 year-to-date representing the amortization of the acquisition cost of the hotel management contracts and leases.

     Senior Living. Senior living community operating profit increased $0.7 million, or 7.0%, to $10.3 million in the second quarter of 2000 and $0.9 million, or 4.4%, to $20.7 million year-to-date. The increase in operating profit is primarily due to increases in residency fees due to the increase in the average daily rate, as well as the fill-up of expansions opened in 1999.

Corporate Expenses

     Corporate expenses decreased $0.2 million to $4.5 million for the second quarter of 2000 and $0.3 million to $8.4 million year-to-date.

Interest Expense

     Interest expense increased $0.9 million to $7.4 million in the second quarter of 2000 and $3.0 million to $14.7 million year-to-date. The increase in interest expense is primarily attributable to the additional interest expense on the mortgage debt assumed from the acquisition of a controlling interest in a portfolio of Residence Inns and interest expense on the Company's line of credit. Interest expense includes $1.1 million and $1.2 million in the second quarters of 2000 and 1999, respectively, and $2.1 million and $2.3 million in the year-to-date second quarter 2000 and 1999, respectively, related to interest on the hotel working capital notes payable to Host Marriott.

Interest Income

     Interest income increased $0.4 million for the second quarter of 2000 and remained unchanged year-to-date.

Net Income

     Net income for the second quarter of 2000 was $11.1 million, or $.65 per diluted share, compared to $11.4 million, or $.53 per diluted share, for the second quarter of 1999. Year-to-date net income was $21.1 million, or $1.23 per diluted share, compared to $19.3 million, or $.88 per diluted share in 1999. The 22.6% increase in diluted earnings per share in the second quarter of 2000 was principally due to the reduction of the Company's common stock outstanding due to the stock repurchases during 1999 and 2000. The 39.8% year-to-date increase in diluted earnings per share was due to the strong growth in operating profit discussed above as well as a reduction of the Company's common stock outstanding due to the stock repurchases during 1999 and 2000.

EBITDA

     The Company's earnings before interest expense, taxes, depreciation and amortization and other non-cash items ("EBITDA") increased $1.7 million, or 5.4%, to $32.5 million in the second quarter of 2000 as compared to the second quarter of 1999. EBITDA increased $8.7 million, or 16.3%, to $62.3 million year-to-date.

     The following is a summary of EBITDA by segment and a reconciliation of EBITDA to the Company's net income:

                                                                            Twelve Weeks Ended         Twenty-four Weeks Ended
                                                                            ------------------         -----------------------
                                                                            June 16,   June 18,        June 16,       June 18,
                                                                             2000       1999            2000           1999
                                                                             ----       ----            ----           ----
                                                                                          (in thousands)
     Full-service hotel leases..........................................    $14,368    $14,183        $ 25,495       $ 22,316
     Limited-service hotel subleases....................................      1,965      1,935           3,601          3,431
     Hotel ownership, net of minority distributions.....................      3,209      3,415           6,265          3,415
     Hotel management /(1)/.............................................        266          -             686              -
     Senior living communities..........................................     15,818     14,787          31,688         30,090
     Corporate and other, net of interest income........................     (3,138)    (3,500)         (5,480)        (5,710)
                                                                            -------    -------        --------       --------
       EBITDA...........................................................    $32,488    $30,820        $ 62,255       $ 53,542
                                                                            =======    =======        ========       ========

     EBITDA.............................................................    $32,488    $30,820        $ 62,255       $ 53,542
     Interest expense...................................................     (7,421)    (6,535)        (14,673)       (11,641)
     Hotel working capital note interest expense........................      1,075      1,198           2,149          2,335
     Depreciation and amortization......................................     (6,880)    (6,221)        (13,480)       (11,506)
     Income taxes.......................................................     (7,705)    (7,935)        (14,668)       (13,423)
     Other non-cash charges, net........................................       (469)        93            (476)            10
                                                                            -------    -------        --------       --------
       Net income.......................................................    $11,088    $11,420        $ 21,107       $ 19,317
                                                                            =======    =======        ========       ========

____________
(1) In accordance with SAB No. 101, the Company does not recognize certain contingent management fees until specified thresholds for annual operating profit have been attained. If the Company were to accrue these contingent revenues, the Company would have recorded an additional $238,000 and $305,000 of hotel management EBITDA in the second quarter and year-to-date second quarter, respectively.

     The Company's interest coverage was 5.0 times for the second quarter of 2000 compared to 5.6 times for the second quarter of 1999. Year-to-date interest coverage was 4.9 times in 2000 compared to 5.4 times in 1999. Interest coverage is calculated as EBITDA divided by cash interest expense, which is defined as GAAP interest expense less amortization of deferred financing costs, amortization of debt premiums and the interest on the hotel working capital notes. The ratio of earnings to fixed charges was 1.1 to 1.0 for both the second quarter of 2000 and 1999, respectively. The year-to-date ratio of earnings to fixed charges was 1.1 to 1.0 in both 2000 and 1999, respectively.

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

CASH FLOWS AND FINANCIAL CONDITION

     The Company's principal sources of liquidity are cash on hand, cash flow from operations and borrowings under the Company's line of credit. As of June 16, 2000, the Company had cash and cash equivalents of $44.7 million and restricted cash of $20.3 million, which is included in other assets in the accompanying condensed consolidated financial statements. The Company's restricted cash consists of funds transferred into segregated escrow accounts for (i) debt service, fixed asset, real estate tax and insurance reserves pursuant to the Company's secured debt agreements for certain of the senior living communities and owned hotels, and (ii) fixed asset reserves pursuant to the Company's senior living and owned hotel management agreements. As of June 16, 2000, the outstanding balance under the Company's $100 million line of credit was $65 million.

     Cash from operations was $38.8 million for the twenty-four weeks ended June 16, 2000 compared to $73.2 million for the twenty-four weeks ended June 16, 1999. Comparisons to the prior year are significantly impacted by the timing of the cash flow of the leases with Host Marriott as a result of the inception of the leases at the beginning of fiscal year 1999. In 1999, the lease payable to Host Marriott exceeded the rent receivable from the hotel managers by $46.4 million at June 18, 1999, while there were no receivables or payables at January 1, 1999 resulting in a $46.4 million increase to cash from operations in 1999. In 2000, the lease payable to Host Marriott exceeded the rent receivable from hotel managers by $21.0 million at June 16, 2000 while the rent receivable from hotel managers exceeded the lease payable to Host Marriott by $19.1 million at December 31, 1999 resulting in only a $1.9 million net increase to cash from operations in 2000.

     Cash used in investing activities was $29.1 million for the twenty-four weeks ended June 16, 2000. The cash used in investing activities principally consists of the acquisition of the management businesses of two hotel management companies, funding of lease deposits, expansions for one of its senior living communities and capital expenditures for renewals and replacements for its owned hotels and senior living communities, partially offset by the sale proceeds of one of its owned hotels. Cash used in financing activities was $1.8 million for the twenty-four weeks ended June 16, 2000. The Company's cash used in financing activities consists primarily of debt principal repayments and repurchases of the Company's common stock, partially offset by net draws on the Company's line of credit.

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

     On June 2, 2000, the Company entered into a letter of intent to form a joint venture, Bedrock Partners II, to acquire approximately $235 million of hotels over the next two to three years. Bedrock II plans to acquire approximately 15 to 18 primarily mid-priced full-service hotels with significant turnaround potential, perform extensive renovations and reposition and re-brand the hotels in the upscale hotel segment. The Company will provide approximately $7.5 million of the equity for Bedrock II. The Citadel Group Realty Group, LLC will act as exclusive placement agent for Bedrock II to raise an additional $75 million of private equity and Bedrock II intends to raise additional funds through debt financing. The Company is expected to manage most or all of the hotels acquired by Bedrock Partners II under long-term management contracts.

     On June 9, 2000, the Company entered into an agreement with Hospitality Properties Trust, Inc. ("HPT") to lease 19 limited-service hotels under long-term lease agreements. HPT acquired the hotels from Marriott International, Inc. ("Marriott International"). Marriott International will continue to manage the hotels under long-term management agreements with the Company. The hotels are operated under the Courtyard by Marriott, Residence Inn by Marriott, Springhill Suites by Marriott and TownePlace Suites by Marriott brand names. Two of the hotels in the portfolio are under construction and are expected to open in the fourth quarter of 2000. Under the terms of the lease agreement, the Company made a $9.6 million security deposit, which is included in other assets on the accompanying condensed consolidated balance sheet, and will make an additional $6.0 million security deposit for the remaining two hotels at the inception of those leases.

     In 2000, the Company repurchased approximately 1.1 million shares of its common stock for $19.1 million. Since the inception of the Company's stock repurchase program in 1999, the Company has repurchased approximately 6.2 million shares of its common stock for $116 million. As of June 16, 2000, the Company has Board of Director authorization to repurchase approximately 2.3 million additional shares of its common stock.

     On June 23, 2000, the Company completed a shareholder-approved 1-for-100 reverse stock split immediately followed by a 100-for-1 forward stock split of the Company's common stock. Registered shareholders whose shares of common stock were converted into less than one share of common stock will receive cash payments equal to the fair market value of these fractional interests. The fair market value was determined to be $19.1375 calculated using the average closing price of the Company's common stock on the New York Stock Exchange for the ten trading days immediately before and including June 23, 2000. Transmittal letters have been delivered to the registered shareholders with instructions on how to surrender stock certificates for cash payment.

     In July 2000, the Company entered into five loan agreements totaling $92.4 million secured by mortgages on eight senior living communities. The non-recourse loans bear interest at the 30-day Eurodollar rate plus 275 basis points. The loans mature in July 2005 and there is no principal amortization during the term of the loans. The proceeds of the financing were used to repay the existing loan secured by the communities with a principal balance of $43.5 million, which bore interest at 9.93% and had a scheduled maturity of January 1, 2001. In connection with the prepayment of the existing loan, the Company will recognize an extraordinary gain on the early extinguishment of debt of approximately $430,000 before taxes in the third quarter of 2000. The remaining proceeds of the financing were used to repay a portion of the outstanding borrowings under the Company's line of credit.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its annual meeting of shareholders on May 18, 2000. The shareholders voted on the following proposals:

        .    Approved election of Adam M. Aron, Michael A. Wildish and William
             L. Wilson as directors for three-year terms expiring at the 2003 annual meeting by a vote of:


                                      For       Withheld
                                      ---       --------

             Adam M. Aron          15,472,999    38,197
             Michael A. Wildish    15,469,709    41,487
             William L. Wilson     15,468,579    42,617


        . Approved amendments to the Company charter to effect a reverse stock split followed by a forward split of the Company's common stock by a vote of 12,392,874 for, 201,032 against, 23,302 abstentions and 2,893,988 broker non-votes; and

        . Approved the appointment of Arthur Andersen LLP as independent auditors of the Company to serve for the 2000 fiscal year by a vote of 15,478,350 for, 10,111 against, and 22,735 abstentions.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits:

     3.1 Amendment to the Company's Amended and Restated Articles of Incorporation dated June 19, 2000
     27.1  Financial data schedule

b.   Reports on Form 8-K:

     None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CRESTLINE CAPITAL CORPORATION

July 28, 2000                By: /s/ Larry K. Harvey
-------------                    --------------------------
Date                             Larry K. Harvey
                                 Senior Vice President, Treasurer and Controller
                                 (Chief Accounting Officer)