Form 10-Q
period 2000-09-08
CRESTLINE CAPITAL CORP
filed 2000-10-23
CIK 1070752

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




For the Quarter Ended September 8, 2000              Commission File No. 1-14635


                         CRESTLINE CAPITAL CORPORATION
                             6600 Rockledge Drive
                           Bethesda, Maryland 20817
                                (240) 694-2000


        Maryland                                             52-2151967
-------------------------                               --------------------
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

                                                         Yes   X     No
                                                             -----       -----



                                                       Shares outstanding
        Class                                         at October 13, 2000
---------------------                                 -------------------
Common Stock, $.01
par value per share                                            15,380,000
                                                               ----------

================================================================================

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----


                                                                               Page No.
                                                                               --------
Part I.           FINANCIAL INFORMATION (Unaudited):

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -                        3
                    September 8, 2000 and December 31, 1999

                  Condensed Consolidated Statements of Operations -              4
                    Twelve Weeks Ended September 8, 2000 and
                    September 10, 1999

                  Condensed Consolidated Statements of Operations -              5
                    Thirty-six Weeks Ended September 8, 2000 and
                    September 10, 1999

                  Condensed Consolidated Statements of Cash Flows -              6
                    Thirty-six Weeks Ended September 8, 2000 and
                    September 10, 1999

                  Notes to Condensed Consolidated Financial Statements           7

         Item 2.  Management's Discussion and Analysis of Results of            11
                    Operations and Financial Condition

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk    20

Part II. OTHER INFORMATION AND SIGNATURE                                        21

                         PART I. FINANCIAL INFORMATION


                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                       September 8,       December 31,
                                                                           2000                1999
                                                                       -----------        ---------------
                                                                       (unaudited)
                                                ASSETS
Property and equipment, net..........................................  $   732,456        $   745,615
Hotel working capital................................................       89,650             89,650
Due from hotel managers..............................................       49,876             42,259
Due from Marriott Senior Living Services.............................        6,274              5,729
Other assets.........................................................       74,718             44,841
Cash and cash equivalents............................................       33,143             36,774
                                                                       -----------        -----------
                                                                       $   986,117        $   964,868
                                                                       ===========        ===========


                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Debt:
   Mortgage debt.....................................................  $   289,118        $   279,271
   Other debt........................................................       26,581             26,946
                                                                       -----------        -----------
                                                                           315,699            306,217
   Hotel working capital notes payable to Host Marriott..............       89,650             89,650
                                                                       -----------        -----------
     Total debt......................................................      405,349            395,867
Accounts payable and accrued expenses................................       11,473             16,912
Lease payable to Host Marriott.......................................       66,366             61,315
Deferred income taxes................................................       66,526             63,940
Other liabilities....................................................       33,423             26,086
                                                                       -----------        -----------
     Total liabilities...............................................      583,137            564,120
                                                                       -----------        -----------
Shareholders' equity:
   Common stock, 75 million shares authorized, 22.1 million and 22.3 million shares issued and outstanding, respectively, $.01 par
     value...........................................................          221                223
   Additional paid-in capital........................................      447,377            451,639
   Retained earnings.................................................       75,810             46,158
   Treasury stock, 6.4 million and 5.1 million shares, respectively..     (120,428)           (97,272)
                                                                       -----------        -----------
     Total shareholders' equity......................................      402,980            400,748
                                                                       -----------        -----------
                                                                       $   986,117        $   964,868
                                                                       ===========        ===========

           See Notes to Condensed Consolidated Financial Statements.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Twelve Weeks Ended September 8, 2000 and
                       September 10, 1999 (unaudited, in
                       thousands, except per share data)


                                                                                           2000         1999
                                                                                           ----         ----
REVENUES
Hotels
     Rooms..........................................................................    $  682,336   $  605,013
     Food and beverage..............................................................       256,893      240,200
     Other..........................................................................        71,652       66,525
                                                                                        ----------   ----------
         Total hotel revenues.......................................................     1,010,881      911,738
                                                                                        ----------   ----------
Senior living
     Routine........................................................................        55,444       51,550
     Ancillary......................................................................         5,130        4,906
                                                                                        ----------   ----------
         Total senior living revenues...............................................        60,574       56,456
                                                                                        ----------   ----------
Other revenues......................................................................           808        1,051
Equity in earnings of affiliates....................................................           131          160
                                                                                        ----------   ----------
     Total revenues.................................................................     1,072,394      969,405
                                                                                        ----------   ----------
OPERATING COSTS AND EXPENSES
Hotels
     Property-level operating costs and expenses
         Rooms......................................................................       164,745      152,693
         Food and beverage..........................................................       207,047      191,401
         Other......................................................................       271,845      244,333
     Other operating costs and expenses
         Management fees............................................................        59,616       51,098
         Lease expense..............................................................       290,985      253,592
         Depreciation and amortization..............................................         1,342          454
         Other......................................................................           879            -
                                                                                        ----------   ----------
              Total hotel operating costs and expenses..............................       996,459      893,571
                                                                                        ----------   ----------
Senior living
     Property-level operating costs and expenses
         Routine....................................................................        35,955       33,981
         Ancillary..................................................................         3,253        3,300
     Other operating costs and expenses
         Depreciation and amortization..............................................         5,689        4,456
         Management fees............................................................         3,603        3,200
         Property taxes and other...................................................         2,245        2,510
                                                                                        ----------   ----------
              Total senior living operating costs and expenses......................        50,745       47,447
                                                                                        ----------   ----------
Other operating costs and expenses..................................................           878          435
                                                                                        ----------   ----------
         Total operating costs and expenses.........................................     1,048,082      941,453
                                                                                        ----------   ----------
OPERATING PROFIT BEFORE MINORITY INTEREST, CORPORATE
     EXPENSES AND INTEREST..........................................................        24,312       27,952
Minority interest expense...........................................................          (363)        (676)
Corporate expenses..................................................................        (3,391)      (3,350)
Interest expense....................................................................        (7,965)      (6,775)
Interest income.....................................................................         1,461          394
                                                                                        ----------   ----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM...................................        14,054       17,545
Provision for income taxes..........................................................        (5,762)      (7,088)
                                                                                        ----------   ----------
INCOME BEFORE EXTRAORDINARY ITEM....................................................         8,292       10,457
Gain on early extinguishment of debt, net of taxes..................................           253            -
                                                                                        ----------   ----------
NET INCOME..........................................................................    $    8,545   $   10,457
                                                                                        ==========   ==========
BASIC EARNINGS PER COMMON SHARE:
Income Before Extraordinary Item....................................................    $      .52   $      .52
                                                                                        ==========   ==========
Net Income..........................................................................    $      .54   $      .52
                                                                                        ==========   ==========
DILUTED EARNINGS PER COMMON SHARE:
Income Before Extraordinary Item....................................................    $      .51   $      .51
                                                                                        ==========   ==========
Net Income..........................................................................    $      .52   $      .51
                                                                                        ==========   ==========

           See Notes to Condensed Consolidated Financial Statements.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Thirty-six Weeks Ended September 8, 2000 and
                       September 10, 1999 (unaudited, in
                       thousands, except per share data)

                                                                                           2000          1999
                                                                                           ----          ----
REVENUES
Hotels
     Rooms..........................................................................   $ 2,002,567   $ 1,851,711
     Food and beverage..............................................................       845,186       793,623
     Other..........................................................................       223,624       204,057
                                                                                       -----------   -----------
         Total hotel revenues.......................................................     3,071,377     2,849,391
                                                                                       -----------   -----------
Senior living
     Routine........................................................................       164,446       153,830
     Ancillary......................................................................        16,115        16,200
                                                                                       -----------   -----------
         Total senior living revenues...............................................       180,561       170,030
                                                                                       -----------   -----------
Other revenues......................................................................         3,049         3,247
Equity in earnings of affiliates....................................................           384           743
                                                                                       -----------   -----------
     Total revenues.................................................................     3,255,371     3,023,411
                                                                                       -----------   -----------
OPERATING COSTS AND EXPENSES
Hotels
     Property-level operating costs and expenses
         Rooms......................................................................       467,210       435,009
         Food and beverage..........................................................       629,722       591,669
         Other......................................................................       775,658       726,427
     Other operating costs and expenses
         Management fees............................................................       193,951       172,149
         Lease expense..............................................................       948,125       873,531
         Depreciation and amortization..............................................         3,536         1,271
         Other......................................................................         2,143             -
                                                                                       -----------   -----------
              Total hotel operating costs and expenses..............................     3,020,345     2,800,056
                                                                                       -----------   -----------
Senior living
     Property-level operating costs and expenses
         Routine....................................................................       105,751        99,251
         Ancillary..................................................................         9,982        10,900
     Other operating costs and expenses
         Depreciation and amortization..............................................        16,591        14,739
         Management fees............................................................        11,005        10,137
         Property taxes and other...................................................         6,654         6,114
                                                                                       -----------   -----------
              Total senior living operating costs and expenses......................       149,983       141,141
                                                                                       -----------   -----------
Other operating costs and expenses..................................................         2,746         2,114
                                                                                       -----------   -----------
         Total operating costs and expenses.........................................     3,173,074     2,943,311
                                                                                       -----------   -----------
OPERATING PROFIT BEFORE MINORITY INTEREST, CORPORATE
     EXPENSES AND INTEREST..........................................................        82,297        80,100
Minority interest expense...........................................................          (950)       (1,154)
Corporate expenses..................................................................       (11,796)      (12,042)
Interest expense....................................................................       (22,638)      (18,416)
Interest income.....................................................................         2,916         1,797
                                                                                       -----------   -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM...................................        49,829        50,285
Provision for income taxes..........................................................       (20,430)      (20,511)
                                                                                       -----------   -----------
INCOME BEFORE EXTRAORDINARY ITEM....................................................        29,399        29,774
Gain on early extinguishment of debt, net of taxes..................................           253             -
                                                                                       -----------   -----------
NET INCOME..........................................................................   $    29,652   $    29,774
                                                                                       ===========   ===========

BASIC EARNINGS PER COMMON SHARE:
Income Before Extraordinary Item....................................................   $      1.79   $      1.40
                                                                                       ===========   ===========
Net Income..........................................................................   $      1.80   $      1.40
                                                                                       ===========   ===========
DILUTED EARNINGS PER COMMON SHARE:
Income Before Extraordinary Item....................................................   $      1.74   $      1.38
                                                                                       ===========   ===========
Net Income..........................................................................   $      1.75   $      1.38
                                                                                       ===========   ===========

           See Notes to Condensed Consolidated Financial Statements.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        Thirty-six weeks ended September 8, 2000 and September 10, 1999
                           (unaudited, in thousands)


                                                                           2000                1999
                                                                           ----                ----
OPERATING ACTIVITIES
Net income...........................................................  $    29,652        $    29,744
Adjustments to reconcile net income to cash from operations:
     Gain on early extinguishment of debt, net of taxes..............         (253)                 -
     Depreciation and amortization...................................       20,705             16,524
     Amortization of debt premiums and deferred financing costs......          (27)              (673)
     Income taxes....................................................        3,057              8,476
     Other...........................................................        1,339              1,324
     Change in other operating accounts..............................       (4,352)            18,127
                                                                       -----------        -----------
Cash from operations.................................................       50,121             73,552
                                                                       -----------        -----------
INVESTING ACTIVITIES
   Acquisitions, net of cash acquired................................      (15,723)           (30,486)
   Hotel lease security deposits.....................................      (12,829)                 -
   Expansions of senior living communities...........................       (3,204)           (18,451)
   Purchase of minority interests in senior living partnership.......            -             (7,010)
   Other capital expenditures........................................       (8,515)            (6,562)
   Dispositions......................................................        6,206                  -
   Other.............................................................       (1,854)            (3,331)
                                                                       -----------        -----------
Cash used in investing activities....................................      (35,919)           (65,840)
                                                                       -----------        -----------
FINANCING ACTIVITIES
   Repurchases of common stock.......................................      (25,195)           (45,583)
   Draws on line of credit...........................................       30,000             20,000
   Repayments of line of credit......................................      (65,000)                 -
   Repayments of other debt..........................................      (47,087)            (4,994)
   Issuances of debt.................................................       92,370                  -
   Other.............................................................       (2,921)            (2,716)
                                                                       -----------        -----------
Cash used in financing activities....................................      (17,833)           (33,293)
                                                                       -----------        -----------
Decrease in cash and cash equivalents................................       (3,631)           (25,581)
Cash and cash equivalents, beginning of period.......................       36,774             66,779
                                                                       -----------        -----------
Cash and cash equivalents, end of period.............................  $    33,143        $    41,198
                                                                       ===========        ===========

SUPPLEMENTAL INFORMATION - NON-CASH ACTIVITY
   Assumption of mortgage debt.......................................            -             54,478
   Sale of common stock to executives through loans..................            -              2,645

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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of September 8, 2000 and the results of operations and cash flows for the twelve and thirty-six weeks ended September 8, 2000 and September 10, 1999. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

      Approximately one-fourth of the Company's leased full-service hotels have managers that have a different accounting calendar from the Company. For these hotels, which record revenues on a monthly basis versus the four week period for the Company, the accompanying condensed consolidated financial statements reflect only eight months of operations. For these properties, the Company records two months of operations in the first quarter, three months of operations in each of the second and third quarters and four months of operations in the fourth quarter.

2. Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities.

      A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows:

                                                                          Twelve Weeks Ended           Thirty-six Weeks Ended
                                                                    -----------------------------   ----------------------------
                                                                     September 8,   September 10,    September 8,  September 10,
                                                                        2000            1999             2000          1999
                                                                    -------------   -------------   -------------  -------------
                                                                                           (in thousands)
      Weighted average number of common shares
         outstanding............................................         15,907          20,175         16,467         21,255
      Assuming distribution of common shares granted under
         the comprehensive stock plan, less shares assumed
         purchased at average market price......................            486             469            472            308
                                                                         ------          ------         ------         ------
      Shares utilized for the calculation of diluted earnings
         per share..............................................         16,393          20,644         16,939         21,563
                                                                         ======          ======         ======         ======

3. The Company operates in five business segments: hotel management, hotel ownership, full-service hotel leasing, limited-service hotel leasing and senior living community ownership. The Company's managed hotels are upscale limited-service and full-service hotels operated under the Marriott, Hilton, Hyatt, Sheraton, Courtyard by Marriott, Residence Inn, Crowne Plaza and Holiday Inn brand names. The Company's owned limited-service hotels are operated under the Residence Inn brand name. The Company's leased full-service hotels are operated under the Marriott, Ritz-Carlton, Four Seasons, Hyatt, Hilton and Swissotel brands. The Company's leased and subleased limited-service hotels are operated under the Courtyard by Marriott, Residence Inn, TownePlace Suites by Marriott and Springhill Suites by Marriott brands. The Company's senior living communities are operated under Marriott brands.

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

                                                                  Twelve Weeks Ended September 8, 2000
                                      ----------------------------------------------------------------------------------------------
                                      Full-Service    Limited-Service     Hotel       Hotel       Senior    Corporate
                                      Hotel Leasing    Hotel Leasing    Ownership   Management    Living     & Other    Consolidated
                                      -------------   ----------------  ---------   ----------    ------    ----------  ------------
                                                                                   (in thousands)
     Revenues........................ $898,954         $  93,157        $  9,757    $  9,013       $60,574   $  939     $1,072,394
     Operating profit................    8,219             2,898           3,186         119         9,829       61         24,312
     Interest expense................     (981)              (93)         (1,059)          -        (5,832)       -         (7,965)
     Interest income.................      646               149             128          35           413       90          1,461
     Other...........................        -                 -            (363)          -             -   (3,391)        (3,754)
     Income (loss) before income
      taxes and extraordinary
      item...........................    7,884             2,954           1,892         154         4,410   (3,240)        14,054
     Depreciation and amortization...        -                 -             885         456         5,689      195          7,225

                                                                  Twelve Weeks Ended September 10, 1999
                                      ----------------------------------------------------------------------------------------------
                                      Full-Service    Limited-Service    Hotel       Hotel        Senior    Corporate
                                      Hotel Leasing    Hotel Leasing    Ownership   Management    Living     & Other    Consolidated
                                      -------------   ----------------  ---------   ----------    ------    ----------  ------------
                                                                                   (in thousands)
       Revenues....................... $829,458       $  72,214         $ 10,066    $      -      $56,456    $1,211       $ 969,405
       Operating profit...............   12,819           1,809            3,539           -        9,009       776          27,952
       Interest expense...............   (1,033)            (95)          (1,039)          -       (4,600)       (8)         (6,775)
       Interest income................        -               -              128           -          155       111             394
       Other..........................        -               -             (676)          -            -    (3,350)         (4,026)
       Income (loss) before income
        taxes.........................   11,786           1,714            1,952           -        4,564    (2,471)         17,545
       Depreciation and amortization..        -               -              454           -        4,456       108           5,018

                                                                Thirty-six Weeks Ended September 8, 2000
                                      ----------------------------------------------------------------------------------------------
                                      Full-Service    Limited-Service    Hotel       Hotel        Senior    Corporate
                                      Hotel Leasing    Hotel Leasing    Ownership   Management    Living     & Other    Consolidated
                                      -------------   ----------------  ---------   ----------    ------    ----------  ------------
                                                                                   (in thousands)
       Revenues.......................  $2,779,902      $ 239,011        $ 27,960    $ 24,504     $180,561   $3,433     $3,255,371
       Operating profit...............      35,675          6,688           8,525         144       30,578      687         82,297
       Interest expense...............      (2,941)          (282)         (3,197)          -      (16,218)       -        (22,638)
       Interest income................       1,495            158             290          38          640      295          2,916
       Other..........................           -              -            (950)          -            -  (11,796)       (12,746)
       Income (loss) before income
        taxes and extraordinary
        item..........................      34,229          6,564           4,668         182       15,000  (10,814)        49,829
       Depreciation and amortization..           -              -           2,535       1,001       16,591      578         20,705

                                                                  Thirty-six Weeks Ended September 10, 1999
                                      ----------------------------------------------------------------------------------------------
                                      Full-Service    Limited-Service    Hotel       Hotel        Senior    Corporate
                                      Hotel Leasing    Hotel Leasing    Ownership   Management    Living     & Other    Consolidated
                                      -------------   ----------------  ---------   ----------    ------    ----------  ------------
                                                                                   (in thousands)
       Revenues.......................  $2,616,737      $ 212,869        $ 19,785    $      -     $170,030 $  3,990     $3,023,411
       Operating profit...............      37,242          5,468           6,625           -       28,889    1,876         80,100
       Interest expense...............      (3,140)          (323)         (2,091)          -      (12,807)     (55)       (18,416)
       Interest income................           -              -             212           -          608      977          1,797
       Other..........................           -              -          (1,154)          -            -  (12,042)       (13,196)
       Income (loss) before income
        taxes.........................      34,102          5,145           3,592           -       16,690   (9,244)        50,285
       Depreciation and amortization..           -              -           1,271           -       14,739      514         16,524

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

7. The Company recognizes management fee revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101 which provides that contingent revenue should be recorded in the period in which the contingency is resolved. For certain of the Company's management contracts, certain management fees are earned after specified thresholds for annual operating profit have been attained. The Company recognizes management fee revenue for these contracts when thresholds are achieved which usually occurs in the fourth quarter. If the Company were to accrue these contingent revenues, the Company would have recorded an additional $88,000 and $393,000 of fee revenue in the third quarter and year- to-date third quarter, respectively. SAB No. 101 does not have an impact on the full year revenue recognition.

8.    Through the third quarter of 2000, the Company repurchased approximately
      1.3 million shares of its common stock for $23.2 million. Since the inception of the Company's stock repurchase program in 1999, the Company has repurchased approximately 6.4 million shares of its common stock for $120 million. As of September 8, 2000, the Company has Board of Director authorization to repurchase approximately 2.1 million additional shares of its common stock.

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

10. On June 23, 2000, the Company completed a shareholder-approved 1-for-100 reverse stock split immediately followed by a 100-for-1 forward stock split of the Company's common stock. Registered shareholders whose shares of common stock were converted into less than one share of common stock are entitled to receive cash payments equal to the fair market value of these fractional interests. The fair market value was determined to be $19.1375 calculated using the average closing price of the Company's common stock on the New York Stock Exchange for the ten trading days immediately before and including June 23, 2000. In connection with the reverse stock split, 292,000 shares of the Company's common stock were retired in exchange for the right to receive $5.6 million in cash. Transmittal letters were delivered to the registered shareholders with instructions on how to surrender stock certificates for cash payment. Through September 8, 2000, $2.0 million has been paid to the former shareholders that have surrendered their stock certificates for cash payment.

11. In July 2000, the Company entered into five loan agreements totaling $92.4 million secured by mortgages on eight senior living communities. The non-recourse loans bear interest at the 30-day Eurodollar rate plus 275 basis points. The loans mature in July 2005 and there is no principal amortization during the term of the loans. The proceeds of the financing were used to repay the existing loan secured by the communities with a principal balance of $43.5 million, which bore interest at 9.93% and had a scheduled maturity of January 1, 2001. In connection with the prepayment of the existing loan, the Company recognized an extraordinary gain on the early extinguishment of debt of $428,000 before taxes in the third quarter of 2000. The remaining proceeds of the financing were used to repay a portion of the outstanding borrowings under the Company's line of credit.

12. On August 18, 2000, the Company entered into an agreement with CNL Hospitality Corporation ("CNL") to lease nine limited-service hotels under long-term lease agreements. CNL acquired the hotels from Marriott International. Marriott International will continue to manage the hotels under long-term management agreements with the Company. The hotels are managed under the Courtyard by Marriott, Residence Inn by Marriott, Springhill Suites by Marriott and TownePlace Suites by Marriott brand names. Four of the hotels in the portfolio are under construction and are expected to open in the fourth quarter of 2000. Under the terms of the lease agreement, the Company made a $2.6 million security deposit, which is included in other assets on the accompanying condensed consolidated balance sheet, and will make an additional $2.4 million security deposit for the remaining four hotels at the inception of those leases.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

         Certain matters discussed herein or delivered in connection with this Form 10-Q are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Certain, but not necessarily all, of such statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates" or "anticipates" or the negative thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements of the Company to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. These may include: (i) national and local economic and business conditions or governmental regulations that will affect demand, prices, wages or other costs for hotels and senior living communities; (ii) the level of rates and occupancy that can be achieved by such properties; (iii ) the Company's ability to compete effectively in areas such as access, location, quality of properties and rate structures;
(iv) the ability to maintain the properties in a first-class manner (including meeting capital expenditure requirements); (v) the availability and terms of financing; (vi) governmental actions and initiatives including the REIT Modernization Act; and (vii) changes to the public pay systems for medical care and the need for compliance with environmental, licensure and safety requirements. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions and business opportunities, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues

         Hotel revenues represent property-level revenues from owned and leased hotels as well as managed hotels operated under lease agreements and management fees from managed hotels operated under management agreements. Senior living revenues represent property-level revenues. Overall revenues increased by $103 million, or 10.6%, to almost $1.1 billion for the third quarter of 2000 from less than $1.0 billion for the third quarter of 1999. Year-to-date revenues increased by $232 million, or 7.7%, to nearly $3.3 billion in 2000. The increase in revenues is due primarily to the leased hotel full-service hotel REVPAR growth, the incremental revenues from the acquisition of a controlling interest in a portfolio of Residence Inns in the second quarter of 1999, the acquisition of a hotel management portfolio in the first quarter of 2000, and the addition of two limited-service hotel lease portfolios in the second and third quarters of 2000.

         Revenues by segment were as follows:

                                                        Twelve Weeks Ended          Thirty-six Weeks Ended
                                                   ----------------------------   ----------------------------
                                                   September 8,   September 10,   September 8,   September 10,
                                                       2000             1999          2000              1999
                                                       ----             ----          ----              ----
                                                                          (in thousands)
         Full-Service Hotel Leasing..............  $   898,954     $   829,458    $ 2,779,902      $ 2,616,737
         Limited-Service Hotel Leasing...........       93,157          72,214        239,011          212,869
         Hotel Ownership.........................        9,757          10,066         27,960           19,785
         Hotel Management........................        9,013               -         24,504                -
         Senior Living...........................       60,574          56,456        180,561          170,030
         Other...................................          939           1,211          3,433            3,990
                                                   -----------     -----------    -----------      -----------
                                                   $ 1,072,394     $   969,405    $ 3,255,371      $ 3,023,411
                                                   ===========     ===========    ===========      ===========

         Full-Service Hotel Leasing. Leased full-service hotel revenues increased $69.5 million, or 8.4%, to $899 million in the third quarter of 2000. Year-to-date full-service leased hotel revenues increased $163 million, or 6.2%, to almost $2.8 billion in 2000. Improved results for the Company's leased full-service hotels were driven by increases in comparable REVPAR of 8.7% for the third quarter of 2000 and 6.0% year- to-date. Comparable average room rates increased 7.6% for the quarter and 6.2% year-to-date, while comparable average occupancy increased almost one percentage point for the third quarter and remained relatively unchanged year-to-date.

         Limited-Service Hotel Leasing. Leased limited-service revenues increased $20.9 million, or 29%, to $93.2 million in the third quarter. Year-to-date limited-service hotel revenues increased $26.1 million, or 12.3%, to $239 million. The significant increase in limited-service hotel revenues is due primarily to the incremental revenues from the addition of two limited-service hotel lease portfolios in the second and third quarters of 2000. REVPAR for the Company's subleased Courtyard by Marriott hotel properties increased 7.1% for the third quarter and 5.0% year-to-date. The increases in REVPAR were driven by an increase in average room rates of 5.4% and an increase in average occupancy of over one percentage point for the quarter and an increase in average room rates of 5.7% year-to-date despite a slight decrease in average occupancy. REVPAR for the Company's subleased Residence Inn properties increased 5.5% for the quarter and 4.3% year-to-date. Average room rates increased 4.2% for the quarter and 2.9% year-to-date and average occupancy increased one percentage point for the quarter and increased over one percentage point year-to-date. The table below sets forth information for the Company's full-service and limited-service leased hotels:

                                                                Twelve Weeks Ended          Thirty-six Weeks Ended
                                                         ------------------------------  ----------------------------
                                                           September 8,   September 10,    September 8, September 10,
                                                              2000              1999          2000            1999
                                                              ----              ----          ----            ----
Comparable Leased Full-Service Hotels (116 Properties)
Room rate.............................................      $   148.90      $  138.34        $  155.58    $  146.56
Occupancy.............................................            79.6%          78.8%            79.1%        79.2%
REVPAR................................................      $   118.48      $  108.95        $  123.03    $  116.05

Subleased Courtyard (53 Properties)
Room rate.............................................      $    99.74      $   94.67        $   99.25    $   93.86
Occupancy.............................................            84.3%          83.0%            81.3%        81.8%
REVPAR................................................      $    84.12      $   78.54        $   80.68    $   76.81

Subleased Residence Inns (18 Properties)
Room rate.............................................      $   105.08      $  100.83        $  104.21    $  101.25
Occupancy.............................................            86.1%          85.1%            85.0%        83.9%
REVPAR................................................      $    90.48      $   85.77        $   88.55    $   84.92

Leased Limited-Service Hotels (22 Properties)
Room rate.............................................      $    93.01                       $   92.98
Occupancy.............................................            72.6%                           72.5%
REVPAR................................................      $    67.55                       $   67.44

         Hotel Ownership. Revenue for the Company's owned hotels decreased $0.3 million, or 3.1%, to $9.8 million in the third quarter of 2000, due primarily to the sale of one of the Residence Inns in the first quarter of 2000. Comparable revenues for the Company's owned hotels increased 4.8% in the third quarter of 2000. Year-to-date revenues were $28.0 million in 2000. Comparable REVPAR for the Company's owned Residence Inns increased 4.6% for the quarter as a result of an increase in the comparable average room rate of 2.9% and an increase in comparable average occupancy of one and one-half percentage point. The table below sets forth information for the Company's owned hotels:

                                                        Twelve Weeks Ended           Thirty-six Weeks Ended
                                                   ----------------------------   ------------------------------
                                                   September 8, September 10,     September 8,  September 10,
                                                        2000            1999            2000           1999
                                                        ----            ----            ----           ----
Comparable Owned Residence Inns (10 Properties)
Room rate........................................  $   106.01     $ 103.05        $ 103.94       $  100.86
Occupancy........................................        90.8%        89.3%           87.4%           87.6%
REVPAR...........................................  $    96.26     $  92.05        $  90.87       $   88.36


         Hotel Management. The Company's managed hotels contributed $9.0 million of revenues in the third quarter of 2000 and $24.5 million year-to-date. REVPAR for the Company's managed full-service hotels was $73.63 in the third quarter due to an average room rate of $108.28 and an average occupancy of 68.0%. Year-to-date REVPAR for the Company's managed full-service hotels was $83.83 due to an average room rate of $117.47 and an average occupancy of 71.4%. REVPAR for the managed limited-service hotels was $60.66 in the third quarter as a result of an average room rate of $77.03 and an average occupancy of 78.8%. Year-to-date REVPAR for the managed limited-service hotels was $62.28 due to an average room rate of $77.41 and an average occupancy of 80.4%.

         Senior Living. Senior living community revenues increased by $4.1 million, or 7.3%, to $60.6 million in the third quarter of 2000. Year-to-date revenues increased by $10.5 million, or 6.2%, to $181 million. The revenue growth is primarily due to the fill-up of 241 expansion units added in 1999 and the growth in the average daily rate. For the third quarter, the average daily rate increased 5.2%, while average occupancy increased over two percentage points. The year-to-date average daily rate increased by 4.0%, while average occupancy increased almost two percentage points. The improvement in overall average occupancy is directly attributable to the fill-up of the expansions added in 1999. Year-to-date average occupancy on a comparable basis, excluding communities which added expansion units during 1999, increased less than one percentage point over the prior year. The table below sets forth information for the Company's senior living communities:

                                                                         Twelve Weeks Ended
                                                 -----------------------------------------------------------------------
                                                       September 8, 2000                      September 10, 1999
                                                 -----------------------------       -----------------------------------
                                                            Average                                Average
                                                 Units    Daily Rate     Occupancy      Units    Daily Rate    Occupancy
                                                 -----    ----------     ---------      -----    ----------    ---------
Independent Living..........................    3,980     $   82.93          94.3%      4,079     $   79.75         93.5%
Assisted Living.............................    1,623         93.82          87.7       1,524         90.12         81.1
Special Care................................      256        124.60          91.0         228        123.54         79.7
Healthcare..................................    1,638        131.38          89.3       1,638        122.33         88.3
                                               ------     ---------     ---------     -------     ---------     --------
   Combined.................................    7,497     $   96.90          91.7%      7,469     $   92.09         89.4%
                                               ======     =========     =========     =======     =========     ========

                                                                        Thirty-six Weeks Ended
                                                 -----------------------------------------------------------------------
                                                       September 8, 2000                     September 10, 1999
                                                 ----------------------------        -----------------------------------
                                                            Average                                 Average
                                                 Units    Daily Rate     Occupancy      Units    Daily Rate    Occupancy
                                                 -----    ----------     ---------      -----    ----------    ---------
Independent Living..........................    3,980     $   82.49          94.4%      4,079     $   80.06         93.9%
Assisted Living.............................    1,623         93.12          86.7       1,524         90.50         80.2
Special Care................................      256        124.30          83.7         228        122.73         82.4
Healthcare..................................    1,638        129.29          89.5       1,638        122.08         88.8
                                               ------     ---------     ---------     -------     ---------     --------
   Combined.................................    7,497     $   96.00          91.3%      7,469     $   92.33         89.6%
                                               ======     =========     =========     =======     =========     ========

Operating Profit

         The Company's operating profit decreased $3.6 million, or 13.0%, to $24.3 million for the third quarter of 2000 and increased $2.2 million, or 2.7%, to $82.3 million year-to-date. Operating profit by segment was as follows:

                                                          Twelve Weeks Ended        Thirty-six Weeks Ended
                                                     ----------------------------------------------------------
                                                     September 8, September 10,   September 8, September 10,
                                                         2000          1999          2000           1999
                                                        ------        ------        ------         ------
                                                                       (in thousands)
Full-Service Hotel Leasing.......................    $  8,219     $ 12,819        $ 35,675     $  37,242
Limited-Service Hotel Leasing....................       2,898        1,809           6,688         5,468
Hotel Ownership..................................       3,186        3,539           8,525         6,625
Hotel Management.................................         119            -             144             -
Senior Living....................................       9,829        9,009          30,578        28,889
Other............................................          61          776             687         1,876
                                                     --------     --------        --------     ---------
                                                     $ 24,312     $ 27,952        $ 82,297     $  80,100
                                                     ========     ========        ========     =========


         Full-Service Hotel Leasing. Operating profit for the Company's leased hotels decreased $4.6 million, or 36% to $8.2 million for the quarter and decreased $1.6 million, or 4.2%, to $35.7 million year-to- date. Operating profit for the third quarter was impacted by the unusually high full-service REVPAR growth of 8.7% which pressured the Company's full-service hotel leasing operating profit as the Company's percentage lease expense increased significantly over the prior year.

         Limited-Service Hotel Leasing. Operating profit for the Company's leased limited-service hotels increased $1.1 million, or 60%, to $2.9 million in the third quarter. Year-to-date operating profit for the leased limited-service hotels increased $1.2 million, or 22%, to $6.7 million.

         Hotel Ownership. Operating profit for the Company's owned Residence Inns acquired in the second quarter of 1999 decreased $0.4 million, or 10.0%, to $3.2 million due to the sale of one hotel in the first quarter of 2000. On a comparable basis, operating profit remained unchanged from the prior year. Year-to- date operating profit for owned hotels was $8.5 million.

         Hotel Management. The Company's managed hotels contributed $119,000 and $144,000 of operating profit in the third quarter and year-to-date, respectively, since their acquisition during the first quarter of 2000. The operating results for the Company's hotel management business were impacted by the timing of the revenue recognition of certain base and incentive management revenue, the amortization expense of the acquisition cost of the management business, and the costs incurred in establishing the infrastructure of the hotel management business. The Company recognizes management fee revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101 which provides that contingent revenue should be recorded in the period in which the contingency is resolved. For certain of the Company's management contracts, certain management fees are earned after specified thresholds for annual operating profit have been attained. The Company recognizes management fee revenue for these contracts when thresholds are achieved which usually occurs in the fourth quarter. If the Company were to accrue these contingent revenues, the Company would have recorded an additional $88,000 and $393,000 of fee revenue in the third quarter and year-to-date third quarter, respectively. SAB No. 101 does not have an impact on the full year operating profit. In addition, the Company recorded amortization expense of $456,000 in the third quarter and $1,001,000 year-to-date representing the amortization of the acquisition cost of the hotel management contracts and leases.

         Senior Living. Senior living community operating profit increased $0.8 million, or 9.1%, to $9.8 million in the third quarter of 2000 and $1.7 million, or 5.8%, to $30.6 million year-to-date. The increase in operating profit is primarily due to increases in residency fees due to the increase in the average daily rate, as well as the fill-up of expansions opened in 1999.

Corporate Expenses

         Corporate expenses remained unchanged at $3.4 million for the third quarter of 2000 and decreased $0.2 million to $11.8 million year-to-date.

Interest Expense

         Interest expense increased $1.2 million to $8.0 million in the third quarter of 2000 and $4.2 million to $22.6 million year-to-date. The increase in interest expense is primarily attributable to the additional interest expense on the mortgage debt assumed from the acquisition of a controlling interest in a portfolio of Residence Inns, interest expense on the Company's line of credit, and interest expense on the incremental debt from the refinancing of the mortgage debt on certain of the senior living communities. Interest expense includes $1.1 million in both the third quarters of 2000 and 1999, respectively, and $3.2 million and $3.5 million in the year-to-date third quarter 2000 and 1999, respectively, related to interest on the hotel working capital notes payable to Host Marriott.

Interest Income

         Interest income increased $1.1 million to $1.5 million for the third quarter of 2000 and increased $1.1 million to $2.9 million year-to-date.

Income Before Extraordinary Item

         Income before extraordinary item for the third quarter of 2000 was $8.3 million, or $.51 per diluted share, compared to $10.5 million, or $.51 per diluted share, for the third quarter of 1999. Year-to-date income before extraordinary item was $29.4 million, or $1.74 per diluted share, compared to $29.8 million, or $1.38 per diluted share in 1999. Although the third quarter income before extraordinary item decreased from the prior year, the diluted earnings before extraordinary item per share did not change due to the reduction of the Company's common stock outstanding as a result of the stock repurchases during 1999 and 2000. The 26% year-to-date increase in diluted earnings before extraordinary item per share was due to the growth in operating profit discussed above as well as a reduction of the Company's common stock outstanding due to the stock repurchases during 1999 and 2000.

EBITDA

         The Company's earnings before interest expense, taxes, depreciation and amortization and other non- cash items ("EBITDA") decreased $0.5 million, or 1.6%, to $28.2 million in the third quarter of 2000 as compared to the third quarter of 1999. EBITDA increased $8.2 million, or 10%, to $90.4 million year-to-date.

     The following is a summary of EBITDA by segment and a reconciliation of EBITDA to the Company's net income:

                                                              Twelve Weeks Ended      Thirty-six Weeks Ended
                                                         ------------------------------------------------------
                                                         September 8,  September 10, September 8, September 10,
                                                               2000         1999         2000           1999
                                                            ---------    ----------   ----------      ----------
                                                                             (in thousands)
      Full-service hotel leases.....................     $   7,249       $  11,786    $  32,744       $  34,102
      Limited-service hotel leases and subleases....         2,805           1,714        6,406           5,145
      Hotel ownership, net of minority distributions         3,604           3,500        9,869           6,915
      Hotel management (1)..........................           520               -        1,206               -
      Senior living communities.....................        15,481          13,538       47,169          43,628
      Corporate and other, net of interest income...        (1,507)         (1,910)      (6,987)         (7,620)
                                                         ---------       ---------    ---------       ---------
           EBITDA...................................     $  28,152       $  28,628    $  90,407       $  82,170
                                                         =========       =========    =========       =========

     EBITDA........................................      $  28,152       $  28,628    $  90,407       $  82,170
     Interest expense..............................         (7,965)         (6,775)     (22,638)        (18,416)
     Hotel working capital note interest expense...          1,074           1,128        3,223           3,463
     Depreciation and amortization.................         (7,225)         (5,018)     (20,705)        (16,524)
     Income taxes..................................         (5,762)         (7,088)     (20,430)        (20,511)
     Other non-cash charges, net...................             18            (418)        (458)           (408)
                                                         ---------       ---------    ---------       ---------
          Income before extraordinary item.........      $   8,292       $  10,457    $  29,399       $  29,774
                                                         =========       =========    =========       =========

____________
(1) In accordance with SAB No. 101, the Company does not recognize certain contingent management fees until specified thresholds for annual operating profit have been attained. If the Company were to accrue these contingent revenues, the Company would have recorded an additional $88,000 and $393,000 of hotel management EBITDA in the third quarter and year- to-date third quarter, respectively.

          The Company's interest coverage was 4.2 times for the third quarter of 2000 compared to 5.0 times for the third quarter of 1999. Year-to-date interest coverage was 4.7 times in 2000 compared to 5.3 times in 1999. Interest coverage is calculated as EBITDA divided by cash interest expense, which is defined as GAAP interest expense less amortization of deferred financing costs, amortization of debt premiums and the interest on the hotel working capital notes. The ratio of earnings to fixed charges was 1.1 to 1.0 for both the third quarter of 2000 and 1999, respectively. The year-to-date ratio of earnings to fixed charges was 1.1 to 1.0 in both 2000 and 1999, respectively.

          EBITDA data is presented because such data is used by certain investors to determine the Company's ability to meet debt service requirements and is used in the Company's line of credit as part of the tests determining its ability to incur debt and meet certain covenants. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long- lived assets and because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business; however, such information should not be considered as an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure prescribed by GAAP. In addition, EBITDA as calculated by the Company may not be comparable to similarly titled measures reported by other companies. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation.

CASH FLOWS AND FINANCIAL CONDITION

          The Company's principal sources of liquidity are cash on hand, cash flow from operations and borrowings under the Company's line of credit. As of September 8, 2000, the Company had cash and cash equivalents of $33.1 million and restricted cash of $19.0 million, which is included in other assets in the accompanying condensed consolidated financial statements. The Company's restricted cash consists of funds transferred into segregated escrow accounts for (i) debt service, fixed asset, real estate tax and insurance reserves pursuant to the Company's secured debt agreements for certain of the senior living communities and owned hotels, and (ii) fixed asset reserves pursuant to the Company's senior living and owned hotel management agreements. As of September 8, 2000, the outstanding balance under the Company's $100 million line of credit was $10 million.

          Cash from operations was $50.1 million for the thirty-six weeks ended September 8, 2000 compared to $73.6 million for the thirty-six weeks ended September 10, 1999. Comparisons to the prior year are significantly impacted by the timing of the cash flow of the leases with Host Marriott as a result of the inception of the leases at the beginning of fiscal year 1999. In 1999, the lease payable to Host Marriott exceeded the rent receivable from the hotel managers by $23.5 million at September 10, 1999, while there were no receivables or payables at January 1, 1999 resulting in a $23.5 million increase to cash from operations in 1999. In 2000, the lease payable to Host Marriott exceeded the rent receivable from hotel managers by $16.5 million at September 8, 2000 while the lease payable to Host Marriott exceeded the rent receivable from hotel managers by $19.1 million at December 31, 1999 resulting in a $2.6 million net decrease to cash from operations in 2000.

          Cash used in investing activities was $35.9 million for the thirty-six weeks ended September 8, 2000. The cash used in investing activities principally consists of the acquisition of the management businesses of two hotel management companies, funding of lease deposits, expansions for one of its senior living communities and capital expenditures for renewals and replacements for its owned hotels and senior living communities, partially offset by the sale proceeds of one of its owned hotels. Cash used in financing activities was $17.8 million for the thirty-six weeks ended September 8, 2000. The Company's cash used in financing activities consists primarily of repurchases of the Company's common stock , net repayments of the Company's line of credit and debt principal repayments, partially offset by the additional debt proceeds from the refinancing of a portfolio of senior living communities.

Investing Activities

          In February 2000, the Company sold one of its Residence Inns for a net sales price of $6.2 million.

          In February 2000, the Company entered into an agreement to acquire the 205-room Courtyard by Marriott in the Inner Harbor of Baltimore, Maryland for $21 million upon the completion of construction. The hotel is scheduled to open in November 2000. The Company will also manage the hotel pursuant to a franchise agreement with Marriott International.

          In March 2000, the Company purchased the hotel management business of Stormont Trice Management Corporation ("Stormont Trice") for $9.7 million plus a contingent purchase price of up to an additional $4.5 million if certain performance criteria are met. Pursuant to the acquisition, the existing management contracts for nine hotels and four conference centers (including the Portsmouth Renaissance Hotel and Waterfront Conference Center and Baltimore Inner Harbor Courtyard currently under construction) and lease agreements for two hotels were assigned to the Company. The hotels are generally managed under franchise agreements that were assigned to the Company and are operated under the Marriott, Renaissance, Hyatt, Courtyard by Marriott and Residence Inn brand names.

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

          On August 18, 2000, the Company entered into an agreement with CNL Hospitality Corporation ("CNL") to lease nine limited-service hotels under long-term lease agreements. CNL acquired the hotels from Marriott International. Marriott International will continue to manage the hotels under long-term management agreements with the Company. The hotels are managed under the Courtyard by Marriott, Residence Inn by Marriott, Springhill Suites by Marriott and TownePlace Suites by Marriott brand names. Four of the hotels in the portfolio are under construction and are expected to open in the fourth quarter of 2000. Under the terms of the lease agreement, the Company made a $2.6 million security deposit, which is included in other assets on the accompanying condensed consolidated balance sheet, and will make an additional $2.4 million security deposit for the remaining four hotels at the inception of those leases.

          On December 17, 1999, President Clinton signed the Work Incentives Improvement Act of 1999. Included in this legislation are provisions that, effective January 1, 2001, will allow a real estate investment trust ("REIT") to lease hotels to a "taxable REIT subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. This law will enable Host Marriott, beginning in 2001, to lease its hotels to a taxable REIT subsidiary. Under the terms of the Company's full-service hotel leases, Host Marriott, at its sole discretion, may purchase the Company's full-service hotel leases for a price equal to the fair value of the Company's interests in the leases based upon an agreed upon formula in the leases. The Company is currently in negotiations with Host Marriott for the possible sale of the Company's full-service hotel leases and anticipates making an announcement in the fourth quarter on the results of these negotiations.

Financing Activities

          Through the third quarter of 2000, the Company repurchased approximately 1.3 million shares of its common stock for $23.2 million. Since the inception of the Company's stock repurchase program in 1999, the Company has repurchased approximately 6.4 million shares of its common stock for $120 million. As of September 8, 2000, the Company has Board of Director authorization to repurchase approximately 2.1 million additional shares of its common stock.

          On June 23, 2000, the Company completed a shareholder-approved 1-for-100 reverse stock split immediately followed by a 100-for-1 forward stock split of the Company's common stock. Registered shareholders whose shares of common stock were converted into less than one share of common stock are entitled to receive cash payments equal to the fair market value of these fractional interests. The fair market value was determined to be $19.1375 calculated using the average closing price of the Company's common stock on the New York Stock Exchange for the ten trading days immediately before and including June 23, 2000. In connection with the reverse stock split, 292,000 shares of the Company's common stock were retired in exchange for the right to receive $5.6 million in cash. Transmittal letters were delivered to the registered shareholders with instructions on how to surrender stock certificates for cash payment. Through September 8, 2000, $2.0 million has been paid to the former shareholders that have surrendered their stock certificates for cash payment.

          In July 2000, the Company entered into five loan agreements totaling $92.4 million secured by mortgages on eight senior living communities. The non-recourse loans bear interest at the 30-day Eurodollar rate plus 275 basis points. The loans mature in July 2005 and there is no principal amortization during the term of the loans. The proceeds of the financing were used to repay the existing loan secured by the communities with a principal balance of $43.5 million, which bore interest at 9.93% and had a scheduled maturity of January 1, 2001. In connection with the prepayment of the existing loan, the Company recognized an extraordinary gain on the early extinguishment of debt of $428,000 before taxes in the third quarter of 2000. The remaining proceeds of the financing were used to repay a portion of the outstanding borrowings under the Company's line of credit.

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

                            CRESTLINE CAPITAL CORPORATION

October 23, 2000            By:/s/ Larry K. Harvey
----------------               ---------------------------------------
Date                           Larry K. Harvey
                               Senior Vice President, Treasurer and Controller
                               (Chief Accounting Officer)