Form 10-K
period 2000-12-29
CRESTLINE CAPITAL CORP
filed 2001-03-29
CIK 1070752

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2000         Commission File No. 1-14635

                         Crestline Capital Corporation

                               ----------------

              Maryland                                 52-2151967
                                                    (I.R.S. Employer
      (State of Incorporation)                   Identification Number)

                             6600 Rockledge Drive
                           Bethesda, Maryland 20817
                                (240) 694-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
                   Title of each class                  on which registered
                   -------------------                 ---------------------
     Common Stock, $.01 par value (15,393,800
      outstanding as of December 29, 2000)........... New York Stock Exchange

  The aggregate market value of shares of common stock held by non-affiliates at March 1, 2001 was $339,133,000.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD-LOOKING STATEMENTS

  Certain matters discussed herein or delivered in connection with this Form 10-K are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Certain, but not necessarily all, of such statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates" or "anticipates" or the negative thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements of Crestline Capital Corporation and its subsidiaries (the "Company") to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. These may include: (i) national and local economic and business conditions or governmental regulations that will affect demand, prices, wages or other costs for hotels and senior living communities; (ii) the level of rates and occupancy that can be achieved by such properties; (iii ) the Company's ability to compete effectively in areas such as access, location, quality of properties and rate structures; (iv) the ability to maintain the properties in a first-class manner (including meeting capital expenditure requirements); (v) the availability and terms of financing; and (vi) changes to the public pay systems for medical care and the need for compliance with environmental, licensure and safety requirements. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions and business opportunities, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Items 1 & 2. Business and Properties

General

  The Company operates in the lodging and senior living industries through the management, ownership and leasing of hotels and the ownership of senior living communities. The Company is engaged in third party hotel management and currently manages or has agreements to manage 37 hotels and conference centers located in thirteen states and the District of Columbia. These hotels and conference centers are operated under management and lease agreements. The Company owns an equity interest in six of these managed hotels and conference centers. The Company also owns ten limited-service hotels, which are operated by Marriott International, Inc. ("Marriott International") under a long-term management agreement. The Company also leases or subleases 99 limited-service hotels under long-term agreements, which are operated by Marriott International under long-term management agreements. In addition, the Company is one of the largest owners of senior living communities and currently owns 31 communities with nearly 7,500 units located in 13 states. All of the Company's senior living communities are operated by Marriott International under long-term operating agreements. As discussed below, the Company was previously engaged in the business of leasing full-service hotels which were sold in January 2001.

  The Company became a publicly traded company on December 29, 1998 (the "Distribution Date") when Host Marriott Corporation ("Host Marriott") completed its plan of reorganizing its business by spinning off the Company to the shareholders of Host Marriott (the "Distribution") as part of a series of transactions pursuant to which Host Marriott converted into a real estate investment trust ("REIT"). In connection with the Distribution, shareholders of Host Marriott received one share of Company common stock for every ten shares of Host Marriott common stock. Because tax legislation existing at the time of the Distribution did not permit REITs to derive revenues directly from the operation of hotels, it became necessary for Host Marriott to lease or sublease its hotels to an unrelated party. By completing the Distribution, the Company became the third party leasing vehicle used by Host Marriott to lease or sublease substantially all of its hotels. On December 31, 1998, the Company entered into lease agreements to lease 121 full-service hotels and sublease 71 limited-service hotels from Host Marriott.

  On December 17, 1999, the Work Incentive Improvement Act was passed which contained certain tax provisions related to REITs commonly known as the REIT Modernization Act ("RMA"). Under the RMA, beginning on January 1, 2001, REITs could lease hotels to a "taxable subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. On November 13, 2000, the Company entered into an agreement with a subsidiary of Host Marriott for the purchase and sale of the Company's subsidiaries owning the leasehold interests in the full-service hotels leased from Host Marriott. Pursuant to the purchase and sale transaction, the ownership of the Company's subsidiaries owning the full-service hotel leasehold interests would be transferred to a subsidiary of Host Marriott for total consideration of $205 million in cash. On January 10, 2001, upon receipt of all required consents, the purchase and sale transaction was completed for $201 million, which reflects the deferral of the sale of one of the leases for $4 million. The Company recognized a pre-tax gain on the transaction of approximately $200 million in the first quarter of 2001, net of transaction costs. The effective date of the transaction was January 1, 2001.

Business of the Company

  Lodging. The Company is engaged in the hotel management business through its wholly-owned subsidiary, Crestline Hotels & Resorts, Inc. ("Crestline Hotels & Resorts"). Crestline Hotels & Resorts currently manages, or has agreements to manage, 37 hotels and conference centers that total 7,257 rooms (including five hotels currently under construction totaling 912 rooms). The Company's managed hotels are geographically diverse and are located in thirteen states and the District of Columbia. Crestline Hotels & Resorts' hotels compete in the upscale full-service, and the moderate-priced and extended-stay limited-service segments of the lodging industry. The managed hotels are operated independently and under such well regarded brands as Marriott, Hyatt, Hilton, Sheraton, Renaissance, Crowne Plaza, Courtyard by Marriott, Residence Inn, Holiday Inn and Hilton Garden Inn.

  The Company also owns an equity interest in certain of the hotels that Crestline Hotels & Resorts manages. Among the hotels and conference centers in Crestline Hotels & Resorts' management portfolio, the Company owns one of the limited-service hotels and has a majority equity interest in one of the full-service hotels and conference centers. In addition, the Company owns an equity interest in three of the five limited-service hotels that are currently under construction that will also be managed by Crestline Hotels & Resorts.

  Under its management agreements, the Company earns a base management fee generally equal to 2% to 4% of revenues plus, in some cases, an incentive management fee generally equal to 10% to 25% of operating profit after a priority return to the owner. The Company also leases four of its managed hotels. Under the lease agreements for its managed hotels, the Company pays a fixed minimum rent plus a percentage of revenues and retains all remaining cash flow.

  The Company also owns ten Residence Inn limited-service hotels that are managed by Marriott International under a long-term management agreement.

  The Company also leases 28 limited-service hotels and subleases 71 limited-service hotels from several REITs. These limited-service hotels are managed by Marriott International under long-term management agreements under the Courtyard by Marriott, Residence Inn, TownePlace Suites by Marriott and SpringHill Suites by Marriott brand names.

  Senior Living. The Company owns a portfolio of 31 senior living communities with nearly 7,500 units located in 13 states that are managed by Marriott Senior Living Services, Inc. ("MSLS"), a subsidiary of Marriott International, under long-term operating agreements. This portfolio is positioned in the quality tier segment of the senior living industry. (The quality tier segment of the market focuses on the private pay customer who is targeted demographically as a senior who is 75 years or older with annual income of $25,000 or greater). The Company's senior living communities generally offer the residents the full continuum of care: independent living; assisted living; special care centers; and healthcare units. The Company believes that few competitors offer this continuum which allows residents to age in place over time.

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

  Lodging. The Company entered into the hotel management business in March 2000 through its acquisition of substantially all of the assets of two independent hotel management companies--Stormont Trice Management Corporation and The Durbin Companies. During 2000, the Company committed resources to integrating and improving the infrastructure acquired in these two acquisitions and intends to utilize this hotel management infrastructure to aggressively expand its managed hotel portfolio. The Company's goal is to become one of the nation's largest independent hospitality companies.

  The Company will seek to grow its managed hotel portfolio by either acquiring additional hotel management companies or entering into new hotel management agreements. The Company will look to manage both full-service and limited-service hotels with strong brand quality in the mid-priced to upscale segments of the lodging industry. The Company intends to grow its strong relationship with Marriott International by pursuing franchise opportunities under the Marriott, Renaissance, Courtyard by Marriott and Residence Inn brand names. The Company will also expand its current relationships with other hotel management companies by pursuing franchise opportunities to manage hotels under other quality brands such as Hyatt, Hilton, Hilton Garden Inn, Sheraton and Crowne Plaza. The Company will also look to manage additional conference centers that are either adjacent to managed hotels or that are stand alone facilities.

  As an independent, third-party hotel manager, the Company's sole responsibility is the success of the individual property, not the promotion or expansion of a hotel brand. This more focused approach gives the Company flexibility to make the right business decisions to achieve the highest level of profitability for each property the Company manages. This independence has allowed the Company to build strong relationships with the industry's leading brands. Through the use of multiple brands, the Company can impartially assess the appropriate strategic fit for a property to maximize its value.

  The Company will also utilize its hotel management experience and expertise to continue to improve the operating performance of the hotels and conference centers under its management. The Company's hotel management team, with its extensive industry experience, has successfully managed hotels in all segments of the lodging industry. The Company's principal operating objectives are to continue to operate each hotel as a unique property in order to generate higher room revenue per available room ("REVPAR") and increase net operating profits while providing its guests with high quality service and value.

  The Company will also pursue ownership interests in hotel properties. One of the primary goals of acquiring an ownership interest in a hotel property will be to secure a long-term hotel management agreement with favorable terms for Crestline Hotels & Resorts. The Company will look to contribute small amounts of equity in hotel projects in order to obtain long-term hotel management agreements. In 1999, the Company acquired an equity interest in a full-service hotel and conference center that opened in January 2001 and in December 2000, acquired a limited-service hotel upon completion of its construction. Crestline Hotels & Resorts manages both hotels pursuant to long-term management agreements. In 2000 and early 2001, the Company also entered into two joint venture agreements to develop and own two limited-service hotels. The hotels are expected to open in

2001. In addition, in the first quarter of 2001, the Company acquired a hotel that will be renovated and converted into a Courtyard by Marriott and that is expected to re-open in 2002. Crestline Hotels & Resorts will also manage these three hotels under long-term management agreements.

  Senior Living. The Company owns a premier portfolio of senior living communities and was ranked as the eighth largest owner of senior living communities by The American Seniors Housing Association in 2000. The portfolio encompasses the full continuum of care by offering a combination of independent living (53% of units), assisted living (22% of units), special care centers (3% of units) and healthcare accommodations (22% of units). During 2000, the portfolio achieved an average occupancy of approximately 91.5% and an average daily rate of $96.44. The Company's senior living communities focus on private pay customers with only 11% of its senior living revenue in 2000 derived from Medicare and Medicaid.

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

  The Company believes that there is an oversupply in many senior living markets, including some of the markets in which the Company's communities are located. These competitive pressures in the senior living industry have resulted in depressed occupancies and operating margins making it difficult for many senior living facilities to achieve their operating profit goals. The Company does not believe these adverse factors have negatively impacted its senior living community portfolio to the same extent it has affected other senior living facilities in the industry. However, as a result of this environment, the Company will focus its energies on maximizing the profitability of its existing senior living communities.

  The Company may also seek to monetize its portfolio of senior living communities by further leveraging its portfolio through additional mortgage debt financing. The Company would reinvest any proceeds from a senior living monetization into its lodging business and for general corporate purposes, potentially including additional repurchases of common stock.

Hotel Lodging Industry

  The lodging industry posted strong gains in 2000 as higher average daily rates drove strong increases in REVPAR of 5.5% according to Smith Travel Research. Also, according to Smith Travel Research, the industry benefitted from sound fundamentals as demand outpaced supply in 2000 at an accelerating rate which is a reversal of the trend from the period of 1998 through 1999.

  The Company believes that supply will not exceed demand in the next twelve months as the capital constraints in the lodging industry in 1998 and 1999 have slowed new construction as compared to the high construction levels experienced by the lodging industry from 1993 through 1997. The Company believes that REVPAR will continue to grow through 2001, but at a slower rate with average occupancies growing slightly and average daily rates growing at the rate of the gross national product. However, there can be no assurance that demand will continue to outpace the supply or that REVPAR and operating profits will continue to improve.

Managed Hotel Properties

  The Company's managed hotels are located in urban and suburban markets and include full-service hotels, limited-service hotels, extended-stay hotels, resorts and conference centers. The hotels and conference centers are managed under management and lease agreements. The hotels are generally operated under the Marriott,

Hyatt, Hilton, Sheraton, Renaissance, Crowne Plaza, Courtyard by Marriott, Residence Inn, Hilton Garden Inn and Holiday Inn brand names under franchise agreements. The conference centers under the Company's management are generally adjacent to a managed hotel property.

  The following table sets forth, as of the date hereof, the location and number of rooms relating to each of the Company's managed hotels and conference centers.

Location                            Rooms
--------                            -----
Alabama
 Birmingham Courtyard(1)...........  233
Connecticut
 Stratford Staybridge Suites by
  Holiday Inn(2)...................  135
Florida
 Holiday Inn Beachside, Key
  West(3)..........................  222
 Jacksonville Marriott.............  256
 Jacksonville Courtyard............  137
 Marriott's Bay Point Resort
  Village..........................  356
 Palm Beach Gardens Marriott.......  279
 Ramada Plaza Gateway, Orlando.....  500
 Hilton Singer Island Ocean Front
  Resort...........................  223
 West Palm Beach Sheraton..........  349
Georgia
 Atlanta Buckhead-Lenox Residence
  Inn(3)...........................  150
 Atlanta Gwinnett Place Residence
  Inn(3)...........................  132
 Atlanta Marriott Gwinnett Place...  426
 Atlanta Midtown Residence Inn(4)..  160
 Brasstown Valley Resort(5)........  134
 Emory Conference Center Hotel(5)..  198
 Emory Inn(5)......................  107
 Loudermilk Conference Center......  --
 Turner Conference Center..........  --
Kansas
 Hyatt Regency Wichita.............  303

Location                            Rooms
--------                            -----
Maryland
 Baltimore Inner Harbor
  Courtyard(6).....................   205
Missouri
 Independence Hilton Garden
  Inn(4)...........................   203
New Jersey
 Atlantic City--Somers Point
  Residence Inn....................   120
 Princeton Courtyard...............   154
North Carolina
 Charlotte Courtyard(2)............   181
 Greenville Courtyard..............    84
Pennsylvania
 Harrisburg Crowne Plaza...........   261
South Carolina
 Greenville Airport Marriott.......   204
 Mount Pleasant Holiday Inn........   158
Tennessee
 Franklin Marriott Cool Springs....   300
 Cool Springs Conference Center....   --
Virginia
 Lynchburg Courtyard...............    90
 Norfolk Waterside Conference
  Center...........................   --
 Norfolk Waterside Marriott........   405
 Portsmouth Renaissance Hotel(7)...   249
 Portsmouth Waterfront Conference
  Center(7)........................   --
Washington, D.C.
 Holiday Inn on the Hill(3)........   343
                                    -----
  Total............................ 7,257
                                    =====

--------
(1) The hotel is currently under renovation and is expected to open in 2002. The hotel is owned by the Company.
(2) The hotel is currently under construction and is expected to open in 2001. The Company also owns an equity interest in this hotel.
(3) Hotel is managed under a lease agreement.
(4) The hotel is currently under construction and is expected to open in 2001.
(5) Hotel is not managed under a franchise agreement.
(6) Hotel is owned by the Company.
(7) The Company owns a majority equity interest in this hotel and conference center.

Owned Hotel Properties

  The Company's owned hotel portfolio consists of ownership interests in ten Residence Inn hotels (1,150 rooms), the 249-room Portsmouth Renaissance Hotel and Waterfront Conference Center and the 205-room Baltimore Inner Harbor Courtyard. The Company also owns an equity interest in the 181-room Charlotte Courtyard currently under construction and owns an equity interest in the 135-room Stratford Staybridge Suites by Holiday Inn currently under construction. The Company also owns a hotel in Birmingham, Alabama that is currently being renovated and converted into a 233-room Courtyard by Marriott.

  The Company owns ten Residence Inn limited-service hotels that are managed by Marriott International under a long-term management agreement. In February 2000, the Company sold an eleventh hotel that was originally included in the partnership. The Residence Inns owned by the Company are extended-stay limited-service hotels which cater primarily to business and family travelers who stay more than five consecutive nights. Residence Inns typically have 80 to 130 studio and two-story penthouse suites. Residence Inns generally are located in suburban settings throughout the United States and feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inns do not have restaurants, but offer complimentary continental breakfast. In addition, most Residence Inns provide a complimentary evening hospitality hour. Each suite contains a fully equipped kitchen, and many suites have woodburning fireplaces. The average age of the Company's owned Residence Inns is ten years.

  The table below sets forth comparable information for the Residence Inns owned by the Company, including periods prior to the Company's ownership:

                                                            Fiscal Year
                                                       ------------------------
                                                        2000     1999     1998
                                                       -------  -------  ------
Number of properties(1)...............................      10       10      10
Number of rooms.......................................   1,150    1,150   1,150
Average daily rate.................................... $104.51  $100.43  $97.71
Occupancy percentage..................................    85.9%    86.2%   86.7%
REVPAR................................................ $ 89.81  $ 86.56  $84.71
REVPAR % change.......................................     3.8%     2.2%    --

--------
(1) Excludes one Residence Inn which was sold in February 2000.
(2) REVPAR measures daily room revenues generated on a per room basis. REVPAR does not include food and beverage or other ancillary revenues generated by the property. REVPAR represents the combination of the average daily room rate charged and the average daily occupancy achieved.

  For 2000, comparable REVPAR increased 3.8% for the Company's owned Residence Inns, due to an increase in comparable room rates of 4.1%, while comparable average occupancy decreased slightly to 85.9%.

  The following table presents information for the Residence Inn properties owned by the Company for fiscal year 2000:

                                               Average
                                                Number            Average
                                      Number   of Guest  Average   Daily
Geographic Region                    of Hotels  Rooms   Occupancy  Rate   REVPAR
-----------------                    --------- -------- --------- ------- ------
Southeast...........................      2      110      85.0%   $90.17  $76.61
Midwest.............................      1      118      76.2%    97.79   74.49
Northeast...........................      2      118      87.0%   116.78  101.61
South Central.......................      2      115      85.8%    96.33   82.66
Western.............................      3      115      89.2%   112.22  100.14
  Average all regions...............     10      115      85.9%   104.51   89.81

  In addition, the Company has a majority equity interest in the Portsmouth Renaissance Hotel and Waterfront Conference Center that opened in January 2001. The hotel amenities include meeting and banquet space, a variety of restaurants and lounges, a swimming pool, health club, gift shop and parking facilities. The conference center was developed in accordance with the International Association of Conference Centers' standards. The Company also acquired the Baltimore Inner Harbor Courtyard upon the completion of construction in December 2000. The hotel is situated on the Baltimore Inner Harbor as part of an office, retail and entertainment development project. The hotel amenities include an indoor pool, health club, restaurant and a lounge. In 2000, the Company formed a joint venture to develop and own the 181-room Charlotte Courtyard. The hotel is expected to open in August 2001. In 2001, the Company formed another joint venture to develop and own the 135-room Staybridge Suites by Holiday Inn in Stratford, Connecticut. The hotel is expected to open in October 2001.

In the first quarter of 2001, the Company acquired a hotel in downtown Birmingham, Alabama that will be renovated and converted into a 233-room Courtyard by Marriott. The hotel is expected to open in the second quarter of 2002. All of these properties are, or will be, managed by Crestline Hotels & Resorts under long-term management agreements.

  The following table sets forth, as of the date hereof, the location, number of rooms and ownership interest in each of the Company's owned hotels.

                               Ownership
Location                 Rooms Percentage
--------                 ----- ----------
Alabama
 Birmingham
  Courtyard(1)(2).......  233     100%
 Montgomery Residence
  Inn...................   94     100%
California
 Bakersfield Residence
  Inn...................  114     100%
 Concord-Pleasant Hill
  Residence Inn.........  126     100%
 San Ramon Residence
  Inn...................  106     100%
Connecticut
 Meriden Residence Inn
  (3)...................  106     100%
 Stratford Staybridge
  Suites by Holiday
  Inn(2)(4).............  135      51%
Georgia
 Atlanta Airport-
  Haperville Residence
  Inn...................  126     100%
Massachusetts
 Boston Tewksbury
  Residence Inn.........  130     100%

                               Ownership
Location                 Rooms Percentage
--------                 ----- ----------
Maryland
 Baltimore Inner Harbor
  Courtyard(2)..........   205    100%
North Carolina
 Charlotte
  Courtyard(2)(4).......   181     50%
Ohio
 Cincinnati-Blue Ash
  Residence Inn.........   118    100%
Texas
 Dallas-Las Colinas
  Residence Inn.........   120    100%
 Houston-Clear Lake
  Residence Inn.........   110    100%
Virginia
 Portsmouth Renaissance
  Hotel(2)(5)...........   249     67%
 Portsmouth Waterfront
  Conference Center
  (2)(5)................   --      67%
                         -----
  Total................. 2,153
                         =====

--------
(1) Hotel is under renovation and scheduled to open in 2002.
(2) The Company manages, or will manage, the property under a long-term management contract.
(3) The land on which the hotel is built is leased by the Company under a long-term ground lease.
(4) Hotel is under construction and scheduled to open in 2001.
(5) The hotel and conference center are leased for an initial period of 50 years plus options to renew the leases for up to an additional 49 years.

Leased and Subleased Hotel Properties

  On December 31, 1998, the Company entered into agreements to sublease 71 limited-service hotels from Host Marriott. Host Marriott leases the hotels from Hospitality Properties Trust, Inc. ("HPT") under long-term lease agreements with initial terms expiring through 2012 for the Courtyard properties and 2010 for the Residence Inn properties. The Company's sublease agreements will expire simultaneously with the expiration of Host Marriott's leases with HPT. The subleased hotels are managed by Marriott International under long-term management agreements and are operated under the Courtyard by Marriott and Residence Inn brand names.

  In 2000, the Company entered into separate lease agreements with HPT and CNL Hospitality Corporation ("CNL") to lease 28 limited-service hotels under long-term lease agreements with initial terms that expire on December 15, 2015. The leased hotels are managed by Marriott International under long-term management agreements and are operated under the Courtyard by Marriott, Residence Inn, TownePlace Suites by Marriott and SpringHill Suites by Marriott brand names.

  Courtyard by Marriott Hotels. The Courtyard by Marriott hotels leased or subleased by the Company are upscale, limited-service hotels aimed at individual business and pleasure travelers, as well as families. The Courtyard by Marriott hotels typically have approximately 150 rooms at locations in suburban areas or near airports throughout the United States. The Courtyard by Marriott hotels include well-landscaped grounds, a courtyard with a pool and socializing areas. Each Courtyard by Marriott hotel leased or subleased by the Company features meeting rooms and a restaurant and lounge with approximately 80 seats.

  The table below sets forth comparable performance information for the Courtyard by Marriott hotels subleased by the Company:

                                                             Fiscal Year
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------  ------  ------
Number of properties....................................     53      53      53
Number of rooms.........................................  7,612   7,612   7,606
Average daily rate...................................... $99.85  $93.97  $90.71
Occupancy percentage....................................   80.1%   80.4%   80.5%
REVPAR.................................................. $79.99  $75.58  $73.04
REVPAR % change.........................................    5.8%    3.5%    --

  The Courtyard by Marriott hotels subleased by the Company benefitted in 2000 from REVPAR growth of 5.8% due to increases in room rates of 6.3%, although occupancy decreased slightly. Revenues in 2000 increased 5.1%, while house profit margins increased slightly.

  The following table presents information for the Courtyard by Marriott properties subleased by the Company by geographic region for fiscal year 2000:

                                               Average
                                                Number            Average
                                      Number   of Guest  Average   Daily
Geographic Region                    of Hotels  Rooms   Occupancy  Rate   REVPAR
-----------------                    --------- -------- --------- ------- ------
Southeast...........................      9      143      78.0%   $85.98  $67.09
Mid-Atlantic........................     11      144      79.7%   102.95   82.04
Midwest.............................      6      142      76.9%    89.39   68.77
Northeast...........................     15      142      82.0%   109.74   90.03
South Central.......................      3      153      78.9%    76.59   60.41
Western.............................      9      144      82.0%   107.44   88.14
  Average all regions...............     53      144      80.1%    99.85   79.99

  Residence Inns. The Residence Inns leased or subleased by the Company are extended-stay, limited-service hotels which cater primarily to business and family travelers who stay more than five consecutive nights. The Residence Inns typically have 80 to 130 studio and two-story penthouse suites. The Residence Inns generally are located in suburban settings throughout the United States and feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. The Residence Inns do not have restaurants, but offer complimentary continental breakfast. In addition, most of the Residence Inns provide a complimentary evening hospitality hour. Each suite contains a fully equipped kitchen, and many suites have woodburning fireplaces.

  The table below sets forth comparable performance information for the Residence Inns subleased by the Company:

                                                           Fiscal Year
                                                     --------------------------
                                                      2000     1999      1998
                                                     -------  -------   -------
Number of properties................................      18       18        18
Number of rooms.....................................   2,178    2,178     2,178
Average daily rate.................................. $105.09  $100.96   $102.15
Occupancy percentage................................    83.8%    83.0%     84.1%
REVPAR.............................................. $ 88.08  $ 83.79   $ 85.86
REVPAR % change.....................................     5.1%    (2.4)%     --

  For 2000, REVPAR increased 5.1% for the Residence Inns subleased by the Company due to an increase in room rates of 4.1% and an increase in occupancy of almost one percentage point. Revenues in 2000 increased 4.8% while house profit margins increased slightly.

  The following table presents information for Residence Inn extended-stay properties subleased by the Company by geographic region for fiscal year 2000:

                                              Average
                                               Number            Average
                                     Number   of Guest  Average   Daily
Geographic Region                   of Hotels  Rooms   Occupancy  Rate   REVPAR
-----------------                   --------- -------- --------- ------- -------
Southeast..........................      2      107      79.2%   $ 88.88 $ 70.44
Mid-Atlantic.......................      2      112      81.6%    102.73   83.82
Midwest............................      3      153      84.2%    124.31  104.69
Northeast..........................      3      110      86.4%    105.44   91.08
South Central......................      3      119      87.8%     87.34   76.70
Western............................      5      119      82.1%    107.53   88.32
  Average all regions..............     18      121      83.8%    105.09   88.08

  TownePlace Suites by Marriott Hotels. The TownePlace Suites by Marriott hotels leased by the Company are extended-stay hotels which cater to the cost conscious business and family travelers who stay more than five consecutive nights. The TownePlace Suites by Marriott typically have 90 to 130 suites. The hotels are generally located in suburban settings and offer the feel of a townhouse community. Each suite contains a fully equipped kitchen.

  SpringHill Suites by Marriott Hotels. The SpringHill Suites by Marriott hotels leased by the Company are moderate-priced, all-suite hotels which cater to business and leisure travelers who desire more living space than a typical limited-service hotel. The SpringHill Suites by Marriott typically have 120 to 150 suites. The hotels are generally located in a suburban setting with each suite offering separate areas for sleeping and eating/relaxing.

  The following table sets forth information for the limited-service hotels leased by the Company since the inception of the leases in 2000.

   Number of properties.................................................     22
   Number of rooms......................................................  2,989
   Average daily rate................................................... $95.34
   Occupancy percentage.................................................   71.6%
   REVPAR............................................................... $68.23

  The following table sets forth, as of the date hereof, the location and number of rooms relating to each of the Company's leased or subleased hotels.

Subleased Limited-Service:

Location                            Rooms
--------                            -----
Arizona
 Flagstaff Residence Inn...........  102
 Phoenix Camelback Courtyard.......  155
 Scottsdale Mayo Clinic Courtyard..  124
 Scottsdale Residence Inn..........  122
 Tempe Residence Inn...............  126
California
 Camarillo Courtyard...............  130
 Fountain Valley Courtyard.........  150
 Fountain Valley Residence Inn.....  122
 Laguna Hills Courtyard............  136
 Los Angeles Airport Courtyard.....  146
 Rancho Bernardo Residence Inn.....  123
 San Jose Airport Courtyard........  151
 Torrance South Bay Courtyard......  151
Delaware
 Wilmington Courtyard..............  152
Florida
 Boca Raton Courtyard..............  152
 Jacksonville Mayo Clinic
  Courtyard........................  146
 Miami Lakes Courtyard.............  151
Georgia
 Atlanta Airport North Courtyard...  152
 Atlanta Alpharetta Residence Inn..  103
 Atlanta Cumberland Courtyard......  182
 Atlanta Jimmy Carter Boulevard
  Courtyard........................  122
 Atlanta Midtown Courtyard.........  168
 Macon Courtyard...................  108
Illinois
 Chicago Arlington Heights North
  Courtyard........................  152
 Chicago Downtown Residence Inn....  221
Indiana
 Indianapolis Carmel Courtyard.....  149
Iowa
 Quad Cities Courtyard.............  108
Maryland
 Annapolis Residence Inn...........  102
 Columbia Courtyard................  152
 Greenbelt Courtyard...............  152
Massachusetts
 Boston Danvers Courtyard..........  122
 Boston Foxborough Courtyard.......  149
 Boston Lowell Courtyard...........  120
 Boston Milford Courtyard..........  152
 Boston Norwood Courtyard..........  148
 Boston Stoughton Courtyard........  152
 Boston Westborough Residence Inn..  109
 Boston Woburn Courtyard...........  121

Location                            Rooms
--------                            -----
Michigan
 Auburn Hills Courtyard............   148
 Warren Residence Inn..............   133
Minnesota
 Eden Prairie Courtyard............   149
Missouri
 Kansas City Airport Courtyard.....   149
 Kansas City South Courtyard.......   149
New Jersey
 Hanover Courtyard.................   149
 Mahwah Courtyard..................   146
 Tinton Falls Courtyard............   121
New Mexico
 Albuquerque Residence Inn.........   112
New York
 Fishkill Courtyard................   152
 Syracuse Courtyard................   149
 Syracuse Residence Inn............   102
North Carolina
 Charlotte Research Park
  Courtyard........................   152
 Durham Residence Inn..............   122
 Fayetteville Courtyard............   108
 Raleigh Durham Airport Courtyard..   152
Ohio
 Columbus-Dublin Residence Inn.....   106
Pennsylvania
 Philadelphia Airport Courtyard....   152
 Pittsburgh Airport Courtyard......   148
 Willow Grove Courtyard............   149
 Willow Grove Residence Inn........   118
Rhode Island
 Newport Courtyard.................   148
South Carolina
 Spartanburg Courtyard.............   108
Tennessee
 Chattanooga Courtyard.............   109
 Nashville Brentwood Residence
  Inn..............................   110
Texas
 Dallas Market Center Residence
  Inn..............................   142
 Dallas Northpark Courtyard........   160
 Dallas Northpark Residence Inn....   103
Virginia
 Arlington/Rosslyn Courtyard.......   162
 Dulles Airport Courtyard..........   149
 Williamsburg Courtyard............   151
Washington
 Bellevue Courtyard................   152
Wisconsin
 Brookfield Courtyard .............   147
                                    -----
  Total............................ 9,790
                                    =====

Leased Limited-Service:

Location                            Rooms
--------                            -----
Arizona
 Phoenix Chandler Courtyard........  156
 Scottsdale TownePlace Suites......  131
 Tempe Courtyard...................  160
California
 Pleasant Hill Courtyard...........  135
 San Francisco Oyster Point
  Courtyard........................  199
 San Francisco Oyster Point
  Residence Inn....................  152
 San Ramon Courtyard...............  136
Georgia
 Atlanta Northpoint Residence Inn..  120
 Atlanta Alpharetta Courtyard......  154
Kansas
 Overland Park Courtyard...........  168
Louisiana
 New Orleans Residence Inn.........  231
Maine
 Scarborough TownePlace Suites.....   95
Maryland
 Baltimore-Washington Airport
  Residence Inn....................  120
Massachusetts
 Boston Tewksbury TownePlace
  Suites...........................   95
 Danvers TownePlace Suites.........  127

Location                            Rooms
--------                            -----
New Jersey
 Parsippany Residence Inn..........   156
 Mt. Laurel TownePlace Suites......    95
Nevada
 Las Vegas Courtyard...............   154
North Carolina
 Charlotte SpringHill Suites.......   136
 Raleigh Durham Courtyard..........   123
 Raleigh Durham SpringHill Suites..   120
Oklahoma
 Oklahoma City Courtyard...........   122
Tennessee
 Nashville SpringHill Suites.......   150
Texas
 Dallas Richardson Courtyard.......   123
Utah
 Salt Lake City Residence Inn......   144
Virginia
 Centerville SpringHill Suites.....   136
 Richmond Courtyard................   154
West Virginia
 Charleston Residence Inn..........   108
                                    -----
                                    3,900
                                    =====

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

  Independent living, which represents 53% of the Company's senior living units, generally consists of large apartments or villas that vary in size from studios to two-bedrooms which are designed to offer the resident a residential and independent environment.

  Assisted living, which represents 22% of the Company's senior living units, offers the residents a smaller apartment designed to provide a supportive environment that encourages independent living. The Company's assisted living facilities provide the residents with assistance with activities of daily living ("ADLs") such as eating, bathing, grooming, dressing or medicine reminders.

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

  In most cases, each resident of independent living is entitled to priority admission in assisted living, special care or healthcare. The Company's senior living communities focus on private pay customers. Revenues from Medicare and Medicaid accounted for 11% of the Company's total senior living community revenue in 2000. The average age of the senior living communities is 16 years.

                                  2000                    1999                    1998
                         ----------------------- ----------------------- -----------------------
                               Average                 Average                 Average
                                Daily   Average         Daily   Average         Daily   Average
                         Units  Rate   Occupancy Units  Rate   Occupancy Units  Rate   Occupancy
                         ----- ------- --------- ----- ------- --------- ----- ------- ---------
Independent living...... 3,980 $82.94    94.2%   4,079 $80.59    93.9%   4,012 $77.15    94.8%
Assisted living......... 1,623  93.89    87.3    1,524  90.86    80.8    1,430  83.86    87.1
Special care............   256 124.63    87.2      256 122.96    80.3      178 128.38    84.8
Healthcare.............. 1,638 129.11    89.6    1,638 121.74    88.9    1,634 116.80    91.4
                         ----- ------    ----    ----- ------    ----    ----- ------    ----
  Combined.............. 7,497 $96.44    91.5%   7,497 $92.61    89.7%   7,254 $88.44    92.2%
                         ===== ======    ====    ===== ======    ====    ===== ======    ====

  During 2000, the average occupancy at the senior living communities was approximately 91.5% and the average daily rate was $96.44. Overall occupancies for 2000 and 1999 were lower than the historical occupancies due to the significant number of expansion units added and the time required to fill the expansion units, as well as the impact of the oversupply of assisted living units in certain markets where the Company owns communities.

  The Company is an active owner of its senior living communities portfolio. The Company focuses on maximizing profitability throughout the portfolio. The Company's asset management department works closely with Marriott International to identify and evaluate opportunities to increase profitability by making selective investments where favorable incremental returns are expected, including expanding certain properties, or implementing new cost control programs. Aggregate renovation expenditures for the senior living communities totaled approximately $10 million in 2000, $9 million in 1999 and $7 million in 1998.

  The following table sets forth certain information as of the date hereof, relating to each of the senior living communities. The Company holds the fee interest in each of the senior living communities, except as otherwise indicated. All of the properties are encumbered by secured debt, unless otherwise indicated. All of the senior living communities are operated by MSLS.

Location                      Rooms
--------                      -----
Arizona
 The Forum at Desert Harbor..  290
 The Forum at Pueblo Norte...  296
 The Forum at Tucson.........  327
California
 The Remington Club I........  205
 The Remington Club II.......  200
Delaware
 Forwood Manor...............  242
 Foulk Manor North...........  161
 Foulk Manor South(2)........  108
 Millcroft...................  198
 Shipley Manor...............  159
Florida
 Coral Oaks..................  317
 The Forum at Deer Creek.....  292
 Fountainview................  337
 Park Summit.................  281
 Springwood Court(2).........   85
 Tiffany House(2)............  109
Indiana
 The Forum at the Crossing...  221

Location                         Rooms
--------                         -----
Kansas
 The Forum at Overland Park.....   205
Kentucky
 The Forum at Brookside.........   324
 The Lafayette at Country
  Place(1)......................   149
 The Lexington at Country
  Place(1)......................   133
Massachusetts
 Gables at Winchester...........   125
New Jersey
 Leisure Park(2)................   418
New Mexico
 The Montebello on Academy......   209
Ohio
 The Forum at Knightsbridge(1)..   315
South Carolina
 Myrtle Beach Manor.............   164
Texas
 The Forum at Lincoln Heights...   269
 The Forum at Memorial Woods....   423
 The Montevista at Coronado.....   261
 The Forum at Park Lane.........   318
 The Forum at the Woodlands(2)..   356
                                 -----
  Total......................... 7,497
                                 =====

--------
(1) The land on which the community is built is leased by the Company under a long-term ground lease agreement.
(2) Property is not encumbered by secured debt.

Marketing

  Affiliation with a national or regional brand is prevalent in the lodging industry with a majority of domestic hotels affiliated with a brand either through management contracts or franchise agreements. All of the Company's leased and subleased limited-service hotels and most of its owned hotels are managed by Marriott International under the various brands of Marriott including Courtyard by Marriott, Residence Inn by Marriott, TownePlace Suites by Marriott and SpringHill Suites by Marriott. In addition, a majority of the Company's managed hotels are operated under the Marriott brands including Marriott, Renaissance, Courtyard by Marriott and Residence Inn through franchise agreements. The Company believes that these Marriott International-branded hotels will continue to enjoy competitive advantages arising from their participation in the Marriott International hotel system. Marriott International's nationwide marketing programs and reservation systems as well as the advantage of the strong customer preference for Marriott brands should also help these properties to maintain or increase their premium over competitors in both occupancy and room rates. Repeat guest business in the Marriott International hotel system is enhanced by the Marriott Rewards and Marriott Miles programs. Marriott Rewards membership includes nearly 15 million members.

  The Company's other managed hotels are generally operated through franchise agreements under other nationally recognized brand names such as Hyatt, Hilton, Sheraton, Hilton Garden Inn, Crowne Plaza and Holiday Inn. These hotels also share in their respective brand's national marketing programs, national reservation systems and frequent stay programs.

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

 Segment                   Representative Participants
 -------                   ---------------------------
 Upscale Full-Service..... Marriott Hotels, Resorts and Suites; Crowne Plaza;
                           Doubletree; Embassy Suites Hyatt; Hilton; Radisson;
                           Renaissance; Sheraton; Swissotel; Westin; Wyndham
 Upscale Limited-Service.. Courtyard by Marriott; AmeriSuites; Hampton Inn and
                           Suites; Hilton Garden Inn; Holiday Inn; Ramada Inn;
                           Sheraton Four Points; Wyndham Garden
 Extended-Stay............ Residence Inn; Hawthorne Suites; Homewood Suites by
                           Hilton; Staybridge Suites by Holiday Inn;
                           Summerfield Suites

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

  Significant competitive factors for attracting residents to the independent living facilities of the senior living communities include price, physical appearance and amenities and services offered. Additional competitive factors for attracting residents to the assisted living and healthcare components of the senior living communities include quality of care, reputation, physician and nursing services available and family preferences. The Company believes that its senior living communities rate high in each of these categories, and therefore that its senior living communities are generally more expensive than competing communities.

  Some of the Company's present and potential competitors are significantly larger and have, or may obtain, greater financial resources than the Company. Consequently, there can be no assurance that the Company will not encounter increased competition that could limit its ability to attract residents or expand its senior living care business in the future. In 1999, the Company believed that many assisted living markets were on the verge of becoming overbuilt. Approximately 22% of the Company's senior living units are assisted living units. Overbuilding in the assisted living market could cause the Company's assisted living units to experience decreased occupancy, depressed margins and lower operating results. In 2000, capital constraints and financial difficulties for many healthcare companies significantly reduced the new development of assisted living units.

Other Investments

  The Company owns a 25 percent interest in Swissotel Management (USA) LLC, a management company that manages five hotels in the United States. The Company also owns a five percent interest in a joint venture with Host Marriott that owns a first mortgage secured by five hotel properties owned by Host Marriott. As of December 29, 2000, the balance of the first mortgage was $117 million. The Company also owns a three percent general partner interest in a partnership which owns one senior living community.

Relationship with Host Marriott after the Distribution

  Full-Service Hotel Leases. In connection with the Distribution, wholly-owned subsidiaries of the Company entered into leases (the "Hotel Leases") with Host Marriott on December 31, 1998 for 121 full-service hotels. As of December 29, 2000, the Company leased 118 full-service hotels from Host Marriott.

  On December 17, 1999, the Work Incentive Improvement Act was passed which contained certain tax provisions related to REITs commonly known as the REIT Modernization Act ("RMA"). Under the RMA, beginning on January 1, 2001, REITs could lease hotels to a "taxable subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. On November 13, 2000, the Company entered into an agreement with a subsidiary of Host Marriott for the purchase and sale of the Company's subsidiaries owning the leasehold interests in the full-service hotels leased from Host Marriott. Pursuant to the purchase and sale transaction, the ownership of the Company's subsidiaries owning the full-service hotel leasehold interests would be transferred to a subsidiary of Host Marriott for total consideration of $205 million in cash. On January 10, 2001, upon receipt of all required consents, the purchase and sale transaction was completed for $201 million, which reflects the deferral of the sale of one of the leases for $4 million. The Company recognized a pre-tax gain of approximately $200 million in the first quarter of 2001, net of transaction costs. The effective date of the transaction was January 1, 2001.

  The general terms discussed below still apply to the one remaining Hotel Lease with Host Marriott. Each Hotel Lease had a fixed term generally ranging from seven to ten years. The Hotel Leases had four seven-year renewal options at the option of the Company, however, Host Marriott could terminate any unexercised renewal options. The Company was required to pay the greater of
(i) a minimum rent specified in each Hotel Lease, or (ii) a percentage rent based upon a specified percentage of aggregate sales from the hotel, including room sales, food and beverage sales, and other income, in excess of specified thresholds. The amount of minimum rent is increased each year based upon 50% of the increase in CPI during the previous twelve months. Percentage rent thresholds increased each year based on a blend of the increases in CPI and the Employment Cost Index during the previous twelve months. The Hotel Leases generally provided for a rent adjustment in the event of damage, destruction, partial taking or certain capital expenditures.

  The Company was responsible for paying all of the expenses of operating the hotels, including all personnel costs, utility costs, and general repair and maintenance of the hotels. In addition, the Company was responsible for all fees payable to the hotel manager, including base and incentive management fees, chain services payments and franchise or system fees. Host Marriott was responsible for real estate and personal property taxes, property casualty insurance, equipment rent, ground lease rent, maintaining a reserve fund for FF&E replacements and capital expenditures.

  In the event that Host Marriott disposed of a hotel free and clear of the Hotel Lease, Host Marriott would generally have had to purchase the Company's interest in the Hotel Lease with the purchase price equal to the fair market value of the Company's leasehold interest in the remaining term of the Hotel Lease using a discount rate of 12%. Alternatively, Host Marriott was entitled to (i) substitute a comparable hotel for any hotel that is sold, with the terms agreed to by the Company, or (ii) sell the hotel subject to the Hotel Lease, subject to the Company's approval under certain circumstances, in lieu of payment of the purchase price. In addition, Host Marriott also had the right to terminate up to twelve Hotel Leases in connection with the sale of a leased hotel without having to pay a termination fee.

  As part of the Distribution, the Company and Host Marriott entered into guaranty and pooling agreements by which the Company and certain of its subsidiaries guarantee the Hotel Lease obligations. The Hotel Leases were placed into four different pools with all of the Hotel Leases having similar terms placed into the same pool. The parent subsidiary of each pool (the "Pool Parent") had a full guarantee obligation of the Hotel Leases in its respective pool. However, for each pool, the cumulative limit of the Company's guaranty obligation was the greater of ten percent of the aggregate rent payable for the immediately preceding fiscal year under all Hotel Leases in the pool or ten percent of the aggregate rent payable under all Hotel Leases in the pool for 1999.

  Upon the commencement of the Hotel Leases and Subleases (as defined below), the Company purchased the working capital of the hotels from Host Marriott for approximately $95 million with the purchase price evidenced by notes that bore interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each Hotel Lease or Sublease. The principal amount of each note was due upon the termination of each Hotel Lease or Sublease. As of December 29, 2000, the outstanding balance of the hotel working capital notes, including the notes for the Subleases, was approximately $90 million. In conjunction with the sale of all but one of the Hotel Leases in January 2001, $80 million of working capital notes were repaid.

  In connection with the Distribution, if the average tax basis of a hotel's FF&E and other personal property exceeded 15% of the aggregate average tax basis of the hotel's real and personal property (the "Excess FF&E"), subsidiaries of the Company and affiliates of Host Marriott entered into lease agreements (the "FF&E Leases") for the Excess FF&E. The terms of the FF&E Leases generally ranged from two to three years, and rent under the FF&E Leases was a fixed amount.

  In connection with the purchase and sale of the Company's subsidiaries owning the leasehold interests in the Hotel Leases, the Company and Host Marriott entered into certain agreements that terminated the guarantee and pooling agreements (except as they relate to the one-full-service hotel still leased from Host Marriott) and the non-competition agreement, as well as released the Company from certain obligations under the Hotel Leases and FF&E Leases.

  Limited-Service Hotel Subleases. Host Marriott leases 71 limited-service hotels under the Residence Inn and Courtyard by Marriott brands (the "HM-HPT Leases") from Hospitality Properties Trust, Inc. ("HPT"). The HM-HPT Leases have initial terms expiring through 2012 for the Courtyard properties and 2010 for the Residence Inn properties, and are renewable at the option of Host Marriott. In connection with the Distribution, subsidiaries of the Company entered into sublease agreements with Host Marriott for these limited-service hotels (the "Subleases"). The terms of the Subleases will expire simultaneously with the expiration of the initial term of the HM-HPT Leases. If Host Marriott elects to renew the HM-HPT Leases, the Company can elect to also renew the Subleases for the corresponding renewal term.

  Each Sublease provides that generally all of the terms in the HM-HPT Leases will apply to the Subleases. The HM-HPT Leases require the lessee to pay rent equal to (i) a fixed minimum rent plus (ii) an additional rent based upon a specified percentage of gross revenues to the extent they exceed gross revenues from a base year. In addition, the HM-HPT Leases require the lessee to pay all repair and maintenance costs, impositions, utility charges, insurance premiums and all fees payable under the hotel management agreements. Pursuant to the Subleases, subsidiaries of the Company are required to pay rent to Host Marriott equal to the minimum rent due under the HM-HPT Leases and an additional rent based on a percentage of revenues. To the extent the reserves for FF&E replacements are insufficient to meet the hotel's capital expenditure requirements, HPT is required to fund the shortfall.

  The rent payable under the Subleases is guaranteed by the Company up to a maximum of $30 million. The Company's wholly-owned subsidiaries that are party to the Subleases were capitalized with $30 million in notes from the Company payable upon demand. In addition, the Subleases contain a covenant requiring the Company to maintain a minimum net worth of $225 million.

  As a result of the RMA, Host Marriott may terminate all, but not less than all of the Subleases beginning January 1, 2001 upon payment of the termination fee equal to the fair market value of the Company's leasehold interests in the remaining term of the Subleases using a discount rate of five percent.

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

  Asset Management Agreement. In connection with the Distribution, the Company entered into an asset management agreement (the "Asset Management Agreement") with Host Marriott and its affiliates for a term of two years (with a one-year automatic renewal) to provide asset management services to Host Marriott and its affiliates for its hotel portfolio. These services include: (i) monitoring property/brand performance; (ii) pursuing expansion and repositioning opportunities; (iii) overseeing capital expenditure budgets and forecasts;
(iv) assessing return on investment expenditure opportunities; and (v) analyzing competitive supply conditions in each market. In 1999, the Company was paid an aggregate fixed annual fee of $4.5 million for services rendered under these contracts. In the first quarter of 2000, the Company and Host Marriott and its affiliates, renegotiated the Asset Management Agreement pursuant to a restructuring of the Company's asset management department. Under the amended Asset Management Agreement, the Company was paid a fixed fee of $3.5 million in fiscal year 2000, plus additional asset management fees totaling $625,000. The Asset Management Agreement was terminated with the sale of the Hotel Leases in January 2001.

  Tax Sharing Agreement. The Company and Host Marriott entered into a tax sharing agreement which defines each party's rights and obligations with respect to deficiencies and refunds of federal, state and other income or franchise taxes relating to the Company's business for taxable years prior to the Distribution Date and with respect to certain tax attributes of the Company after the Distribution Date. Generally, Host Marriott was responsible for filing consolidated returns and paying taxes for periods through the date of the Distribution Date, and the Company will be responsible for filing returns and paying taxes for subsequent periods.

Relationship with Marriott International

  Marriott International is the manager for all of the Company's leased or subleased limited-service hotels. The subleased limited-service hotels are managed by Marriott International under long-term management agreements between Host Marriott and Marriott International. In connection with entering into the subleases, the Company, Host Marriott and Marriott International entered into agreements whereby the existing hotel management agreements with Marriott International were assigned to the Company for the term of the corresponding hotel subleases. Marriott International is the manager of the ten limited-service hotels owned by the Company under a long-term management agreement. The Company also manages or has agreements to manage 19 hotels under franchise agreements with Marriott International under the Marriott, Renaissance, Courtyard by Marriott and Residence Inn brand names. In addition, Marriott International is the manager for all 31 senior living communities under long-term operating agreements.

  The Company is bound by a non-competition agreement with Marriott International, which in general, limits the Company's activities in the senior living area to owning, having equity interests in or lending money or otherwise financing senior living communities. Under the agreement, the Company is generally prohibited from engaging in the business of operating, managing or franchising senior living communities and from entering into a transaction or a series of transactions whereby ten or more of the Company's senior living communities or a controlling interest therein would be transferred to another party unless such party agreed to be bound by the non-competition agreement. The Company is bound by this non-competition agreement until June 17, 2010.

Staffing and Labor Costs

  The Company, as well as Marriott International, compete with various other lodging and service companies in attracting and retaining qualified and skilled personnel to operate the hotels managed by them. Marriott International also competes with various health care services providers, including other care providers for the elderly, in attracting and retaining qualified personnel for the senior living communities. A shortage of such personnel or general inflationary pressure may require the Company or Marriott International to enhance its wage and benefits package to compete effectively for personnel necessary to operate the hotels and the senior living communities, which could adversely affect the Company's net income attributable to the hotels and the senior living communities.

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

  The Company's healthcare facilities are subject to federal, state and local laws relating to the delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with safety codes and environmental laws. Such facilities also are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, the continued licensing of the facility under state law, certification under the Medicare, Medicaid or other federal healthcare programs and the ability to participate in other third party payment programs. The failure of the operator of the Company's senior living communities to obtain or maintain any required regulatory approvals or licenses could prevent the Company from offering services or adversely affect its ability to receive reimbursement for services and could result in the denial of reimbursement, temporary suspension of admission of new patients, suspension or decertification from Medicaid, Medicare or other federal health care programs, fines, restrictions on the ability to acquire new facilities or expand existing facilities and, in extreme cases, revocation of the facility's license or closure of a facility. In 2000, Medicare/Medicaid reimbursements accounted for approximately 11% of the Company's total senior living community revenues.

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

  The Balanced Budget Act of 1997 switched Medicare's retrospective cost-based reimbursement system to a prospective payment system (PPS). The retrospective cost-based reimbursement system allowed providers to be reimbursed for reasonable costs, up to certain limits, incurred in providing services. Under PPS, providers are paid based on a fixed federal payment rate for specific covered services regardless of their actual costs. The implementation of PPS began for senior living communities with cost reporting periods beginning after July 1, 1998 and will be phased in over a four-year period. The implementation of PPS did not have a material impact on the Company's operating results.

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

Employees

  As of December 29, 2000, the Company had 3,837 employees.

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

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters

  The Company's common stock is listed on the New York Stock Exchange and is traded under the symbol "CLJ". Following the Distribution, the Company become a publicly traded company. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of the common stock as reported on the New York Stock Exchange Composite Tape. The Company currently intends to retain future earnings, if any, for use in its business and does not anticipate paying regular cash dividends on the common stock. Furthermore, the Company is prohibited under its line of credit from paying dividends on its common stock. As of March 1, 2001, there were approximately 27,039 holders of common stock.

                                                              High      Low
                                                              ----      ----
   1999
     1st Quarter............................................. $15       $ 9 13/16
     2nd Quarter............................................. 17 3/8      13
     3rd Quarter............................................. 20 7/8     16 3/8
     4th Quarter............................................. 24 1/8     18 3/4
   2000
     1st Quarter............................................. 20 3/8     15 7/8
     2nd Quarter............................................. 19 3/4      16
     3rd Quarter............................................. 19 3/4     16 7/8
     4th Quarter............................................. 25 15/16   19 5/8

Item 6. Selected Financial Data

  The following table presents selected historical consolidated financial statement data derived from the Company's consolidated financial statements for the fiscal years ended December 29, 2000, December 31, 1999 and January 1, 1999 and for the period from June 21, 1997 through January 2, 1998. For fiscal year 1998 and prior periods, the historical data reflects only operations of the senior living communities. Since the leases and subleases of hotels from Host Marriott did not commence until January 1, 1999, there is no historical operating financial data for the leased full-service hotels and subleased limited-service hotels reflected in the results for fiscal year 1998 and prior periods. However, the full-service hotel leases were sold to Host Marriott in January 2001 and therefore the following financial data may not be indicative of the Company's future results of operations. The financial statement data for periods prior to June 21, 1997 is the data for the predecessor business of the Company which was owned by Marriott International for the period from April 1, 1996 through June 20, 1997. The following data should be read in conjunction with the Company's consolidated financial statements and the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere herein.

                                             Crestline                         Marriott International
                          ------------------------------------------------- -----------------------------
                                                                 Period
                                                              from June 21,
                                                                  1997       Twenty-four
                                                                 through     Week Period    Forty-Week
                            Fiscal      Fiscal    Fiscal Year  January 2,       Ended       Period Ended
                          Year 2000   Year 1999      1998         1998      June 20, 1997 January 3, 1997
                          ----------  ----------  ----------- ------------- ------------- ---------------
                                              (in thousands, except per share data)
Statements of Operations
 Data:
  Revenues............... $4,817,157  $4,447,125   $241,277     $110,969      $ 95,403       $ 150,782
  Operating costs and
   expenses..............  4,693,806   4,336,285    204,058       94,998        77,428         115,441
  Operating profit.......    123,351     110,840     37,219       15,971        17,975          35,341
  Corporate expenses.....     16,785      16,469      6,360        2,304         4,519           6,380
  Interest expense.......     33,347      27,711     22,861       13,396         9,141          14,283
  Interest income........      4,237       2,269      2,028          336           598           1,111
  Net income(1)..........     44,798      39,885      5,915          358         2,628           9,334
  Basic earnings per
   share(2)..............       2.77        1.95        .27          .02           --              --
  Diluted earnings per
   share(2)..............       2.69        1.91        .27          .02           --              --
Other Data:
  Depreciation and
   amortization.......... $   30,342  $   25,304   $ 22,115     $ 10,635      $  6,698       $   8,494
  Cash provided by
   (used in) operations..     64,545     104,132     28,987       25,376          (479)         26,870
  Cash used in investing
   activities............    (63,997)    (69,706)   (30,098)     (33,412)      (16,407)       (159,586)
  Cash provided by (used
   in) financing
   activities............     (1,788)    (64,431)    50,246       25,680        12,673         132,650
Balance Sheet Data:
  Total assets........... $1,017,407  $  964,868   $858,753     $663,502      $    --        $ 565,094
  Total debt(3)..........    338,952     306,217    213,076      349,934           --          244,318
  Total shareholders'
   equity................    412,088     400,748    459,254      227,064           --          284,665

--------
(1) Net income for the fiscal year 2000 includes $253,000 from an extraordinary item on the early extinguishment of debt.
(2) For fiscal year 1998 and the period from June 21, 1997 through January 2, 1998, the weighted average shares outstanding used to calculate earnings per share is based on Host Marriott's weighted average shares outstanding adjusted for the one-for-ten distribution ratio.
(3) Debt excludes $89,650,000, $89,650,000 and $95,114,000 of hotel working capital notes payable to Host Marriott as of December 29, 2000, December 31, 1999 and January 1, 1999, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Historical 2000 Compared to Historical 1999

 Revenues

  Hotel revenues represent property-level revenues from owned and leased hotels as well as managed hotels operated under lease agreements and management fees from managed hotels operated under management agreements. Senior living revenues represent property-level revenues. Overall revenues increased by $370 million, or 8.3%, to $4.8 billion for 2000 from $4.4 billion for 1999. The increase in revenues is due primarily to the leased hotel full-service hotel REVPAR growth, the incremental revenues from the acquisition of a controlling interest in a portfolio of Residence Inns in the second quarter of 1999, the acquisition of a hotel management portfolio in the first quarter of 2000, and the addition of two limited-service hotel lease portfolios in the second and third quarters of 2000.

  Revenues by segment were as follows:

                                                               Fiscal Year
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
                                                             (in thousands)
   Full-service hotel leasing............................ $4,115,070 $3,859,756
   Limited-service hotel leasing.........................    359,371    303,017
   Hotel ownership.......................................     39,797     32,217
   Hotel management......................................     36,076        --
   Senior living.........................................    261,886    246,498
   Other.................................................      4,957      5,637
                                                          ---------- ----------
                                                          $4,817,157 $4,447,125
                                                          ========== ==========

  Full-Service Hotel Leasing. Leased full-service hotel revenues increased $255 million, or 6.6%, to $4.1 billion in 2000. Improved results for the Company's leased full-service hotels were driven by increases in comparable REVPAR of 6.0% for 2000. Comparable average room rates increased 6.2%, while comparable average occupancy remained relatively unchanged.

  Limited-Service Hotel Leasing. Leased limited-service revenues increased $56.4 million, or 19%, to $359 million in 2000. The significant increase in limited-service hotel revenues is due primarily to the incremental revenues from the addition of two limited-service hotel lease portfolios in the second and third quarters of 2000. Excluding the two new limited-service hotel lease portfolios entered into in 2000, comparable limited-service hotel lease revenue increased $15.2 million, or 5.0%. REVPAR for the Company's subleased Courtyard by Marriott hotel properties increased 5.8% for 2000. The increases in REVPAR were driven by an increase in average room rates of 6.3%, partially offset by a slight decrease in average occupancy. REVPAR for the Company's subleased Residence Inn properties increased 5.1%. Average room rates increased 4.1% and average occupancy increased almost one percentage point.

  Hotel Ownership. Revenue for the Company's owned hotels increased $7.6 million, or 24%, to $39.8 million in 2000. The significant increase in revenues is primarily due to incremental revenues in 2000 from the acquisition of the portfolio of Residence inns in the second quarter of 1999, partially offset by the sale of one of the Residence Inns in the first quarter of 2000. Comparable revenues for the Company's owned hotels, including periods prior to the Company's ownership, increased 3.6% in 2000. Comparable REVPAR for the Company's owned Residence Inns increased 3.8% as a result of an increase in the comparable average room rate of 4.1% despite a slight decrease in comparable average occupancy.

  Hotel Management. The Company's managed hotels contributed $36.1 million of revenues in 2000. REVPAR, including periods prior to the Company's management, for the Company's managed full-service hotels was $74.42 due to an average room rate of $111.57 and an average occupancy of 66.7%. REVPAR for the managed limited-service hotels was $56.66 as a result of an average room rate of $78.19 and an average occupancy of 72.5%.

  Senior Living. Senior living community revenues increased by $15.4 million, or 6.2%, to $262 million in 2000. The revenue growth is primarily due to the stabilization of expansion units added in 1999 and the growth in the average daily rate. The average daily rate increased 4.1%, while average occupancy increased almost two percentage points. The improvement in overall average occupancy is directly attributable to the fill-up of the expansions added in 1999. Average occupancy for 2000 on a comparable basis, excluding communities which added expansion units during 1999, increased almost one percentage point over the prior year.

 Operating Profit

  The Company's operating profit increased $12.5 million, or 11%, to $123 million for 2000. Operating profit by segment was as follows:

                                                                 Fiscal Year
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
   Full-service hotel leasing................................ $ 52,944 $ 56,676
   Limited-service hotel leasing.............................   11,322    8,710
   Hotel ownership...........................................   11,846    9,508
   Hotel management..........................................      675      --
   Senior living.............................................   45,340   40,168
   Other.....................................................    1,224   (4,222)
                                                              -------- --------
                                                              $123,351 $110,840
                                                              ======== ========

  Full-Service Hotel Leasing. Operating profit for the Company's leased full-service hotels decreased $3.7 million, or 6.6% to $52.9 million. Operating profit was impacted by the high full-service REVPAR growth of 6.0% which pressured the Company's full-service hotel leasing operating profit as the Company's percentage lease expense increased significantly over the prior year. In addition, operating profit was negatively impacted by utility and wage cost pressures.

  Limited-Service Hotel Leasing. Operating profit for the Company's leased limited-service hotels increased $2.6 million, or 30%, to $11.3 million. Excluding the two new limited-service hotel lease portfolios entered into in 2000, comparable limited-service hotel lease operating profit increased $930,000, or 11%.

  Hotel Ownership. Operating profit for the Company's owned hotels increased $2.3 million, or 25%, to $11.8 million. The significant increase in operating profit is primarily due to the incremental operating profit in 2000 from the acquisition of the portfolio of Residence Inns in the second quarter of 1999, partially offset by the sale of one of the Residence Inns in the first quarter of 2000.

  Hotel Management. The Company's managed hotels contributed $675,000 of operating profit for 2000 since their acquisition during the first quarter of 2000. The operating results for the Company's hotel management business were impacted by the amortization expense of the acquisition cost of the management business and the costs incurred in establishing the infrastructure of the hotel management business. The Company recorded amortization expense of $1.6 million in 2000 representing the amortization of the acquisition cost of the hotel management contracts and leases.

  Senior Living. Senior living community operating profit increased $5.2 million, or 13%, to $45.3 million in 2000. The significant increase in operating profit is primarily due to the increase in the average daily rate, as well as the fill-up of expansions opened in 1999. Operating profit was also positively impacted by cost controls implemented by the manager resulting in a one percentage point increase in the property-level profit margins.

  Other. Other operating profit in 1999 includes a $3.5 million loss on impairment from one of its senior living communities.

 Corporate Expenses

  Corporate expenses increased 1.9% to $16.8 million for 2000.

 Interest Expense

  Interest expense increased $5.6 million to $33.3 million in 2000. The increase in interest expense is primarily attributable to the additional interest expense on the mortgage debt assumed from the acquisition of a controlling interest in a portfolio of Residence Inns, incremental interest expense on the Company's line of credit, and interest expense on the incremental debt from the refinancing of the mortgage debt on certain of the senior living communities. Interest expense includes $4.6 million and $4.9 million in 2000 and 1999, respectively, related to interest on the hotel working capital notes payable to Host Marriott.

 Interest Income

  Interest income increased $2.0 million to $4.2 million for 2000.

 Income Taxes

  The Company's effective income tax rate for 2000 was 41.5% reflecting the non-deductibility of certain operating costs and expenses primarily from the Company's leased full-service hotels as well as the impact of higher income tax rates for leased full-service hotels located in Canada.

 Income Before Extraordinary Item

  Income before extraordinary item for 2000 was $44.5 million, or $2.67 per diluted share, compared to $39.9 million, or $1.91 per diluted share, for 1999. The 40% increase in diluted earnings before extraordinary item per share was due to the growth in operating profit discussed above as well as a reduction of the Company's common stock outstanding due to the stock repurchases during 1999 and 2000. Excluding the impact of the stock repurchase program, the 2000 diluted earnings before extraordinary item per share would have increased 19% over the prior year.

 Extraordinary Gain

  The Company recorded an extraordinary gain on the early extinguishment of debt of $253,000, net of taxes, in 2000 for debt premiums related to the prepayment of certain senior living mortgage debt.

 Net Income

  Net income increased $4.9 million, or 12%, to $44.8 million in 2000. Diluted earnings per share increased 41% to $2.69 per diluted share.

Historical 1999 Compared to Historical 1998

 Revenues

  Revenues primarily represent property-level revenues from owned, leased and subleased hotels and owned senior living communities and asset management fees. The Company's total revenues were over $4.4 billion in 1999 and $241 million in 1998.

  Revenues by segment were as follows:

                                                                Fiscal Year
                                                            -------------------
                                                               1999      1998
                                                            ---------- --------
                                                              (in thousands)
   Full-service hotel leasing.............................. $3,859,756 $    --
   Limited-service hotel leasing...........................    303,017      --
   Hotel ownership.........................................     32,217      --
   Senior living...........................................    246,498  241,277
   Other...................................................      5,637      --
                                                            ---------- --------
                                                            $4,447,125 $241,277
                                                            ========== ========

  Leased Full-Service Hotels. Leased full-service hotel revenues for 1999 were nearly $3.9 billion. The Company's leased full-service hotels reported an average daily rate of $149.55 and an average occupancy of 77.7% resulting in REVPAR of $116.22 in 1999.

  Limited-Service Hotel Leasing. Leased limited-service hotel revenues were $303 million in 1999. REVPAR for the Company's subleased Courtyard hotels was $75.58 in 1999 as a result of an average daily rate of $93.97 and an average occupancy of 80.4%. In 1999, the Company's subleased Residence Inn hotels had an average daily rate of $100.96 and an average occupancy of 83.0% resulting in REVPAR of $83.79.

  Hotel Ownership. Since their acquisition in the second quarter of 1999, the revenue for the Company's owned Residence Inn hotels was $32.2 million as a result of REVPAR of $84.63 due to an average daily rate of $99.40 and an average occupancy of 85.1%.

  Senior Living. Senior living community revenues increased by $5.2 million, or 2.2%, to $246 million in 1999. The average daily rate increased 4.7% to $92.61, while average occupancy decreased two and one-half percentage points to 89.7% due mostly to the impact of the fill-up period for the expansions added in late 1998 and 1999 and additional supply in certain markets. On a comparable basis (excluding communities which added units during 1998 or 1999), the average occupancy decreased by over one percentage point to 90.7% in 1999. The revenue growth is due to the addition of 317 expansion units in 1998 and 1999 and the growth in the average daily rate. These factors driving revenue growth were partially offset by a significant decrease in ancillary revenues due to a reduction in therapy services in response to a change in the Medicare billing process.

 Operating Profit

  The Company's total operating profit for 1999 was $111 million compared to $37.2 million for 1998.

  Operating profit by segment was as follows:

                                                                Fiscal Year
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
                                                               (in thousands)
   Full-service hotel leasing................................  $56,676  $   --
   Limited-service hotel leasing.............................    8,710      --
   Hotel ownership...........................................    9,508      --
   Senior living.............................................   40,168   37,219
   Other.....................................................   (4,222)     --
                                                              --------  -------
                                                              $110,840  $37,219
                                                              ========  =======

  Full-Service Hotel Leasing. Operating profit for the leased full-service hotels was $56.7 million in 1999.

  Limited-Service Hotel Leasing. Operating for the subleased limited-service hotels was $8.7 million in 1999.

  Hotel Ownership. Operating profit for the owned hotels since their acquisition in the second quarter of 1999 was $9.5 million.

  Senior Living. Senior living community operating profit increased $2.9 million, or 7.9%, to $40.2 million in 1999. The increase in operating profit is primarily due to the increases in revenues and improved operating margins of the communities, partially offset by payment of central administrative service fees to Marriott International in 1999, which were waived through the second quarter of 1998. Excluding the impact of these central administrative service fees, operating profit increased 11.3% in 1999. The Forum at Brookside, The Forum at Memorial Woods and The Remington Club senior living communities performed particularly well. The Company's independent living components posted strong results while the assisted living and healthcare components did not perform as well due mostly to the over-supply in the assisted living market.

  Other. Other operating profit in 1999 includes a $3.5 million loss on impairment from one of its senior living communities.

 Minority Interest Expense

  Minority interest expense was $1.3 million in 1999, which is attributable to the minority interest in the Company's owned hotels.

 Corporate Expenses

  Corporate expenses were $16.5 million in 1999 and $6.4 million in 1998.

 Interest Expense

  Interest expense was $27.7 million in 1999 and $22.9 million in 1998. Interest expense in 1999 includes $4.9 million related to interest on the hotel working capital notes payable to Host Marriott.

 Interest Income

  Interest income was $2.3 million in 1999 and $2.0 million in 1998.

 Net Income

  Net income in 1999 was $39.9 million, or $1.91 per diluted share, compared to $5.9 million, or $.27 per diluted share in 1998.

Lack of Comparability Following the Distribution

  Since the Company entered into hotel lease and sublease agreements subsequent to the Distribution, the Company did not believe that the historical results of operations for 1998 were comparable to its results of operations following the Distribution. Accordingly, a comparison of the Company's historical results of operations for fiscal year 1999 compared to the pro forma results of operations for fiscal year 1998 have been provided below.

Pro Forma Results of Operations

  The pro forma discussion below was prepared as if the Distribution and related transactions, including the hotel leases and subleases, occurred at the beginning of fiscal year 1998. See the consolidated financial statements included elsewhere herein for a discussion of the Distribution and related transactions.

  The unaudited pro forma condensed consolidated statement of operations of the Company reflects the following transactions for 1998 as if such transactions had been completed at the beginning of fiscal year 1998:

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

  The unaudited pro forma financial statement is based upon certain assumptions that the Company believes are reasonable under the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere herein.

  The following table presents the results of operations for fiscal year 1999 on a historical basis and the results of operations for fiscal year 1998 on the pro forma basis discussed above:

                                                       Historical   Pro Forma
                                                          1999        1998
                                                       ----------  -----------
                                                                   (unaudited)
                                                       (in thousands, except
                                                         per share amounts)
Full-service hotel leasing revenues................... $3,859,756  $3,756,589
Limited-service hotel leasing revenues................    303,017     296,502
Hotel ownership revenues..............................     32,217         --
Senior living revenues................................    246,498     241,445
Other revenues........................................      5,637       4,500
                                                       ----------  ----------
  Total revenues......................................  4,447,125   4,299,036
                                                       ----------  ----------
Full-service hotel leasing operating costs and
 expenses.............................................  3,803,080   3,718,100
Limited-service hotel leasing operating costs and
 expenses.............................................    294,307     290,127
Hotel ownership operating costs and expenses..........     22,709         --
Senior living operating costs and expenses............    206,330     204,191
Other operating costs and expenses....................      9,859       4,500
                                                       ----------  ----------
  Total operating costs and expenses..................  4,336,285   4,216,918
                                                       ----------  ----------
Operating profit......................................    110,840      82,118
Minority interest expense.............................     (1,327)        --
Corporate expenses....................................    (16,469)    (17,376)
Interest expense......................................    (27,711)    (22,937)
Interest income.......................................      2,269       2,601
                                                       ----------  ----------
Income before income taxes............................     67,602      44,406
Provision for income taxes............................    (27,717)    (18,206)
                                                       ----------  ----------
Net income............................................ $   39,885  $   26,200
                                                       ==========  ==========
Basic earnings per share.............................. $     1.95  $     1.19
                                                       ==========  ==========
Diluted earnings per share............................ $     1.91  $     1.19
                                                       ==========  ==========

Historical 1999 Compared to Pro Forma 1998

 Revenues

  Revenues primarily represent property-level revenues from owned, leased and subleased hotels and owned senior living communities and asset management fees. Revenues increased by $148 million, or 3.4%, to over $4.4 billion for 1999 from $4.3 billion in 1998.

  Full-Service Hotel Leasing. Leased full-service hotel revenues increased $103 million, or 2.7%, to almost $3.9 billion in 1999. Improved results for the Company's leased full-service hotels were driven by increases in comparable REVPAR of 4.1% to $115.94 in 1999. Comparable average room rates for the full-service properties increased 4.0%, while average occupancy increased slightly to 77.7% in 1999.

  Limited-Service Hotel Leasing. Leased limited-service hotel revenues increased $6.5 million, or 2.2%, to $303 million in 1999. REVPAR for the Company's subleased Courtyard by Marriott hotel properties increased 3.5% to $75.58 in 1999. The growth in REVPAR is due to an increase in average room rates of 3.6%, although average occupancy decreased slightly to 80.4% in 1999. REVPAR for the Company's subleased Residence Inn properties decreased 2.4% to $83.79 in 1999, reflecting the additional supply that has entered into the market.

The decline in REVPAR is due to a decrease in average occupancy of slightly over one percentage point to 83.0% and a decrease in the average room rates of 1.2%.

  Hotel Ownership. The owned hotels contributed $32.2 million of revenues since their acquisition in the second quarter of 1999. REVPAR for the Company's owned Residence Inn properties was $84.63 as a result of an average room rate of $99.40 and an average occupancy of 85.1%.

  Senior Living. Senior living community revenues increased by $5.1 million, or 2.1%, to $246 million in 1999. The average daily rate increased 4.7% to $92.61, while average occupancy decreased two and one-half percentage points to 89.7% due mostly to the impact of the fill-up period for the expansions added in late 1998 and 1999 and additional supply in certain markets. On a comparable basis (excluding communities which added units during 1998 or 1999), the average occupancy decreased by over one percentage point to 90.7% in 1999. The revenue growth is due to the addition of 317 expansion units in 1998 and 1999 and the growth in the average daily rate. These factors driving revenue growth were partially offset by a significant decrease in ancillary revenues due to a reduction in therapy services in response to a change in Medicare reimbursements.

 Operating Profit

  As a result of the changes in revenues and operating costs and expenses discussed above, the Company's total operating profit increased $28.7 million, or 35%, to $111 million in 1999.

  Full-Service Hotel Leasing. Operating profit increased $18.2 million, or 47%, to $56.7 million in 1999. The significant increase in leased full-service hotel operating profit is attributable mostly to cost controls implemented by the managers of our hotel properties. Leased hotels in the New York and Los Angeles markets generally reported significant improvements in operating profit for 1999.

  Limited-Service Hotel Leasing. Operating profit increased $2.3 million, or 37%, to $8.7 million in 1999.

  Owned Hotels. Hotel operating profit for the Company's owned limited-service hotels was $9.5 million in 1999.

  Senior Living. Senior living community operating profit increased $2.9 million, or 7.8%, to $40.2 million in 1999. The increase in operating profit is primarily due to the increases in the revenues and improved operating margins of the communities, partially offset by payment of central administrative service fees to Marriott International in 1999, which were waived through the second quarter of 1998. The Forum at Brookside, Forum at Memorial Woods and The Remington Club senior living communities performed particularly well. The Company's independent living components posted strong results while the assisted living and healthcare components did not perform as well due mostly to the over-supply in the assisted living market.

  Other. Operating profit was negatively impacted in 1999 from the $3.5 million loss on impairment from one of the senior living communities. Excluding the impairment loss, total operating profit increased by 39% in 1999.

 Minority Interest Expense

  Minority interest expense was $1.3 million in 1999, which is attributable to the minority interest in the Company's owned hotels.

 Corporate Expenses

  Corporate expenses decreased $0.9 million, or 5.2%, to $16.5 million. As a percentage of total revenues, corporate expenses were 0.4% in both 1999 and 1998.

 Interest Expense

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

 Interest Income

  Interest income decreased $0.3 million to $2.3 million in 1999.

 Net Income

  Net income for 1999 was $39.9 million, or $1.91 per diluted share, compared to $26.2 million, or $1.19 per diluted share, for 1998. The 61% increase in diluted earnings per share in 1999 was due to the strong growth of operating profit as discussed above as well as a reduction of the Company's common stock outstanding due to the stock repurchases during 1999.

Liquidity and Capital Resources

  The Company's principal sources of liquidity are cash on hand, cash flow from operations and borrowings under its secured, three-year $100 million line of credit (the "Line of Credit"). As of December 29, 2000, the Company had cash and cash equivalents of $35.5 million.

  Cash Flows. Cash from operations was $64.5 million in 2000 compared to $104 million in 1999. Comparisons to the prior year are significantly impacted by the timing of the cash flow of the leases with Host Marriott as a result of the inception of the leases at the beginning of fiscal year 1999. In 1999, the lease payable to Host Marriott exceeded the rent receivable from hotel managers by $19.1 million at December 31, 1999, while there were no receivables or payables at January 1, 1999 resulting in a $19.1 increase to cash from operations in 1999. In 2000, the rent receivable from hotel managers exceeded the lease payable by $2.6 million at December 29, 2000, while the lease payable to Host Marriott exceeded the rent receivable from hotel managers by $19.1 million at December 31, 1999 resulting in a $21.7 million net decrease to cash from operations in 2000.

  Cash used in investing activities was $64.0 million in 2000 compared to $69.7 million in 1999. The cash used in investing activities for 2000 principally consists of the acquisition of a limited-service hotel, the acquisition of the management businesses of two hotel management companies, funding of lease deposits, expansions for one of its senior living communities and capital expenditures for renewals and replacements for its owned hotels and senior living communities, partially offset by the sale proceeds of one of its owned hotels.

  Cash used in financing activities was $1.8 million in 2000 compared to $64.4 million in 1999. The Company's cash used in financing activities for 2000 consists primarily of repurchases of the Company's common stock, net repayments of the Company's line of credit and debt principal repayments, partially offset by the additional debt proceeds from the refinancing of a portfolio of senior living communities.

  Investments. On March 29, 1999, the Company acquired a 74% limited partner interest in the Marriott Residence Inn USA Limited Partnership ("Residence Inn USA") from a private investor for $34.4 million in cash and the consolidation of $54.5 million of debt for a total consideration of $89 million. In subsequent separate transactions, the Company acquired an additional 3% limited partner interest in Residence Inn USA in the second quarter of 1999 for $1.6 million in cash and the 5% general partner interest in Residence Inn USA from Host Marriott in the third quarter of 1999 for $2.7 million in cash increasing the Company's ownership to an 82% interest. On March 23, 2001, the Company acquired the remaining 18% limited partnership interest in Residence Inn USA for $11.4 million. As of the date hereof, the Company currently owns 100% of Residence Inn USA. At the date of the initial acquisition, Residence Inn USA owned eleven Residence Inn limited-service hotels that are managed by Marriott International under a long-term management agreement. In February 2000, the Company sold one of the Residence Inns for a net sales price of $6.2 million.

  In 1999, the Company entered into a joint venture ("Portsmouth Hotel Associates LLC" or "PHA") with Stormont Trice Development Corporation ("STDC"), an affiliate of Stormont Trice, to acquire the 249-room Portsmouth Renaissance Hotel and Waterfront Conference Center in Portsmouth, Virginia upon its completion of construction. The hotel and conference center opened in January 2001. The Company owns a majority interest in PHA. PHA entered into a development agreement with STDC to develop the hotel and conference center; in lieu of a development fee for the hotel, STDC received an equity interest in PHA. The total cost of the project was approximately $48 million financed through a $32.7 million grant from the city of Portsmouth and $15.6 million from PHA, consisting of a $12.6 million mortgage loan, a $2 million equity contribution from the Company and a $1 million equity contribution from STDC in the form of a forgiven hotel development fee. PHA leases the hotel and conference center from the city of Portsmouth for a period of 50 years plus four 10-year renewal periods and one nine-year renewal period. The Company manages the hotel and conference center under a long-term management agreement with PHA.

  In December 2000, the Company acquired the 205-room Courtyard by Marriott in the Inner Harbor of Baltimore, Maryland for $21 million upon its completion of construction. The Company also manages this hotel.

  In 2000, the Company entered into a joint venture to develop and own the Charlotte Downtown Courtyard by Marriott. The Company's total equity contribution is expected to be approximately $2 million for a 50% interest in the joint venture. The hotel is expected to open in August 2001, and the Company will manage the hotel under a long-term management agreement.

  In the first quarter of 2001, the Company entered into a joint venture agreement to develop and own the Staybridge Suites by Holiday Inn in Stratford, Connecticut. The Company's total equity contribution is expected to be approximately $3 million for a 51% interest in the joint venture. The hotel is expected to open in October 2001, and the Company will manage the hotel under a long-term management agreement.

  Also in the first quarter of 2001, the Company purchased a hotel in downtown Birmingham, Alabama for $3.2 million. The Company will renovate the hotel and convert it into a Courtyard by Marriott. The total cost of the project including the initial purchase price is expected to be approximately $15.6 million. The hotel is expected to reopen in the second quarter of 2002.

  In March 2000, the Company purchased the hotel management business of Stormont Trice for $9.7 million plus a contingent purchase price of up to an additional $4.5 million if certain performance criteria are met. Pursuant to the acquisition, the existing management contracts for nine hotels and four conference centers and lease agreements for two hotels were assigned to the Company. The hotels are generally managed under franchise agreements and are operated under the Marriott, Renaissance, Courtyard by Marriott and Residence Inn brand names.

  Also, in March 2000, the Company purchased the hotel management business of Durbin for $4.4 million, plus a contingent purchase price of $500,000 if one of the leases is renewed under certain conditions. Pursuant to the acquisition, the existing management contracts for ten hotels and lease agreements for two hotels were assigned to the Company. All of the hotels are managed under franchise agreements and are operated under the Marriott, Hilton, Courtyard by Marriott, Crowne Plaza, Holiday Inn and Ramada brand names.

  On June 9, 2000, the Company entered into an agreement with HPT to lease 19 limited-service hotels under long-term lease agreements. HPT acquired the hotels from Marriott International. Marriott International will continue to manage the hotels under long-term management agreements with the Company. The hotels are operated under the Courtyard by Marriott, Residence Inn by Marriott, SpringHill Suites by Marriott and TownePlace Suites by Marriott brand names. As of December 29, 2000, two of the hotels in the portfolio were currently under construction and opened in 2001. Under the terms of the lease agreement, the Company made a

$9.6 million security deposit in 2000 and an additional $6.0 million security deposit for the remaining two hotels in 2001.

  On August 18, 2000, the Company entered into an agreement with CNL to lease nine limited-service hotels under long-term lease agreements. CNL acquired the hotels from Marriott International. Marriott International will continue to manage the hotels under long-term management agreements with the Company. The hotels are managed under the Courtyard by Marriott, Residence Inn by Marriott, SpringHill Suites by Marriott and TownePlace Suites by Marriott brand names. As of December 29, 2000, four of the hotels were under construction and opened in 2001. Under the terms of the lease agreement, the Company made a $2.6 million security deposit in 2000 and an additional $2.4 million security deposit for the remaining four hotels in 2001.

  On November 13, 2000, the Company entered into an agreement with a subsidiary of Host Marriott for the purchase and sale of the Company's subsidiaries owning the leasehold interests in the full-service hotels leased from Host Marriott. Pursuant to the purchase and sale transaction, the ownership of the Company's subsidiaries owning the full-service hotel leasehold interests would be transferred to a subsidiary of Host Marriott for a total consideration of $205 million in cash. On January 10, 2001, upon the receipt of all required consents, the purchase and sale transaction was completed form $201 million, which reflects the deferral of one of the leases for $4 million. The Company will recognize a pre-tax on the transaction gain of approximately $200 million in the first quarter of 2001, net of transaction costs. The effective date of the transaction was January 1, 2001.

  In 1999, the Company opened 241 units at five senior living communities at a cost of approximately $23 million, which was the final phase of a four-year $88 million expansion program that ultimately resulted in the addition of 865 units to 21 of the Company's senior living communities. Payments for one of the senior living expansions that opened in 1999 and other construction holdbacks were made in early 2000.

  During 1998, the Company acquired additional limited partnership interests at a cost of $9.6 million in CCC Retirement Partners, LP, a partnership that owns nine senior living communities, which increased the Company's ownership percentage to 93%. In 1999, the Company acquired the remaining 7% limited partnership interests for $6.7 million.

  Under the terms of its owned hotel and senior living community management and operating agreements, the Company is generally required to contribute a specified amount of revenues to a FF&E reserve account ("FF&E Reserve") which is used to fund certain routine repairs and maintenance which are normally capitalized and replacements and renewals to the owned hotels' and senior living communities' property and improvements. The amount the Company is required to contribute to the owned hotel FF&E Reserves is 5% of revenues. The amount the Company is required to contribute to the senior living community FF&E Reserves varies among the individual senior living community operating agreements, but is generally 2.65% through fiscal year 2002, 2.85% for fiscal years 2003 through 2007, and 3.5% thereafter. The Company anticipates contributing approximately $9 million in 2001 to the FF&E Reserves. Also, the Company is required under the owned hotels' and senior living communities' management and operating agreements to separately fund the cost of certain repairs, alterations, improvements, renewals and replacements to the owned hotel and senior living communities which are considered major or non-routine in nature.

  Stock Repurchases. In 1999, the Company's Board of Directors authorized the Company to repurchase shares of the Company's common stock. In 2000 and 1999, the Company repurchased 1,928,000 and 5,260,000 shares of its common stock for $35.4 million and $99.9 million, respectively, including the reverse stock split followed by the forward stock split discussed below. As of December 29, 2000, the Company had authorization from its Board of Directors to purchase an additional 1,772,500 shares of its common stock.

  On June 23, 2000, the Company completed a shareholder-approved 1-for-100 reverse stock split immediately followed by a 100-for-1 forward stock split of the Company's common stock. Registered shareholders whose shares of common stock were converted into less than one share of common stock are entitled to receive cash payments equal to the fair market value of these fractional interests. The fair market value was determined to be $19.1375 calculated using the average closing price of the Company's common stock on the New York Stock Exchange for the ten trading days immediately before and including June 23, 2000. In connection with the reverse stock split, 292,000 shares of the Company's common stock were retired in exchange for the right to receive $5.6 million in cash. Transmittal letters were delivered to the registered shareholders with instructions on how to surrender stock certificates for cash payment. Through December 29, 2000, $2.7 million has been paid to the former shareholders that have surrendered their stock certificates for cash payment under this arrangement.

  Debt. On April 15, 1999, Crestline Ventures LLC ("Ventures"), a subsidiary of the Company, entered into the Line of Credit for funding future investments in the lodging and senior living industries and for general corporate purposes. The Line of Credit bears interest at a Eurodollar rate plus 2.75%. An annual fee of .25% is charged on the unused portion of the commitment. The Line of Credit is secured by substantially all of the assets of Ventures and its subsidiaries, consisting of eight senior living communities, and is also guaranteed by the Company and certain subsidiaries of the Company. As of December 29, 2000, the Company had $35 million outstanding under the Line of Credit at an interest rate of 9.5%.

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

  In July 2000, the Company entered into five loan agreements totaling $92.4 million secured by mortgages on eight senior living communities. The non-recourse loans bear interest at the 30-day LIBOR rate plus 275 basis points (9.56% at December 29, 2000). The loans mature in July 2005 and there is no principal amortization during the term of the loans. The proceeds of the financing were used to repay the existing loan secured by the communities with a principal balance of $43.5 million, which bore interest at 9.93% and had a scheduled maturity of January 1, 2001. In connection with the prepayment of the existing loan, the Company recognized an extraordinary gain on the early extinguishment of debt of $428,000 before taxes in 2000. The remaining proceeds of the financing were used to repay a portion of the outstanding borrowings under the Company's Line of Credit.

  Two subsidiaries of the Company own a total of eight senior living communities that are subject to mortgages. The loans are supported by two promissory notes which mature in September 2020 and September 2018, respectively. In September 2003, the loans may be prepaid without premium or penalty. Beginning in September 2003, all excess cash flow from the senior living communities must be applied to reduce the principal balance of the loans. The loans bear interest at 10.008% through September 2003 and 5% plus the greater of 10.008% or a treasury rate thereafter. The loan agreement contains cross-default provisions so that a default by one subsidiary can result in acceleration of the entire amount of the indebtedness. Consent of the lender is necessary for any (i) amendments to the operating agreements,
(ii) replacement of the manager, (iii) sale of a senior living community, (iv) other financing or (v) changes to existing ground leases. As of December 29, 2000, $118 million remains outstanding, excluding debt premiums.

  A subsidiary of the Company that owns one senior living community has outstanding $14.7 million in tax free bonds held by outside bondholders. The bonds mature in December 2027 and bear interest at 5.875%. In connection with the Distribution, Host Marriott agreed to remain the guarantor of the bonds.

  Upon the commencement of the hotel leases and subleases with Host Marriott, the Company purchased the working capital of the hotels from Host Marriott with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note was due simultaneously with the rent payment of each hotel lease. The principal amount of each note was due upon the termination of each hotel lease. As of December 29, 2000, the outstanding balance under the working capital notes was $89.7 million. In conjunction with the sale of all but one of the full-service leases in January 2001, $80.3 million of working capital notes were repaid.

EBITDA

  The Company's 2000 earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased $13.8 million, or 11%, to $135 million compared to 1999. The Company's historical 1999 EBITDA increased $35.1 million, or 41%, to $121 million compared to pro forma 1998.

  The following is a summary of the historical and pro forma EBITDA by segment and a reconciliation of historical and pro forma EBITDA to the Company's income before extraordinary item:

                                                   Fiscal Year
                                       --------------------------------------
                                                                       Pro
                                               Historical             Forma
                                       ----------------------------  --------
                                         2000      1999      1998      1998
                                       --------  --------  --------  --------
                                                 (in thousands)
Full-service hotel leases............. $ 48,728  $ 52,196  $    --   $ 34,000
Limited-service hotel leases and
 subleases............................   10,958     8,244       --      6,000
Hotel ownership, net of minority
 distributions........................   14,048    10,988       --        --
Hotel management......................    2,429       --        --        --
Senior living communities.............   68,676    61,856    59,334    59,396
Corporate and other, net of interest
 income...............................   (9,627)  (11,856)   (4,332)  (13,025)
                                       --------  --------  --------  --------
  EBITDA.............................. $135,212  $121,428  $ 55,002  $ 86,371
                                       ========  ========  ========  ========
EBITDA................................ $135,212  $121,428  $ 55,002  $ 86,371
Interest expense......................  (33,347)  (27,711)  (22,861)  (22,937)
Hotel working capital note interest
 expense..............................    4,590     4,856       --      4,864
Depreciation and amortization.........  (30,342)  (25,304)  (22,115)  (22,892)
Income taxes..........................  (31,601)  (27,717)   (4,111)  (18,206)
Other non-cash charges, net...........       33    (5,667)      --     (1,000)
                                       --------  --------  --------  --------
  Income before extraordinary item.... $ 44,545  $ 39,885  $  5,915  $ 26,200
                                       ========  ========  ========  ========

  The Company's interest coverage was 4.8 times for 2000, 5.1 times for 1999 and 2.3 times for 1998 (4.4 times for pro forma 1998). Interest coverage is calculated as EBITDA divided by cash interest expense, which is defined as GAAP interest expense less amortization of deferred financing costs, amortization of debt premiums and the interest on the hotel working capital notes. The ratio of earnings to fixed charges was 1.1 to 1.0 for 2000, 1.1 to
1.0 for 1999 and 1.4 to 1.0 for 1998 (1.1 to 1.0 for pro forma 1998).

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

                                    Expected Maturity Date
                         ----------------------------------------------          Value
                         2001  2002   2003    2004   2005    Thereafter  Total   Fair
                         ----- ----- -------  ----- -------  ---------- ------- -------
                                        (in thousands)
Variable rate debt
 obligations(1)
 Line of Credit......... $ --  $ --  $35,000  $ --  $   --     $ --     $35,000 $35,000
  Interest rate(2)......   --    --     9.50%   --      --       --
 Mortgage debt.......... $ --  $ --  $   --   $ --  $92,370    $ --     $92,370 $92,370
  Interest rate(3)......   --    --      --     --     9.56%     --

--------
(1) The Company's fixed rate debt, excluding debt premiums and the hotel working capital notes, totaled $199 million at December 29, 2000 with an average interest rate of 9.1% and an average maturity of 13 years.
(2) Interest rate is equal to a Eurodollar rate plus 275 basis points with any outstanding amount due on April 15, 2002. The 3-month Eurodollar rate at December 29, 2000 was 6.75%.
(3) Interest rate is equal to the 30-day LIBOR rate plus 275 basis points. The 30-day LIBOR rate at December 29, 2000 was 6.81%. In addition, there is an interest rate ceiling of 12.395%.

Item 8. Financial Statements and Supplementary Data

  The following financial information is included on the pages indicated:

                                                                            Page
                                                                            ----
Report of Independent Public Accountants..................................   39
Consolidated Balance Sheets as of December 29, 2000 and December 31,
 1999.....................................................................   40
Consolidated Statements of Operations for the Fiscal Years Ended December
 29, 2000, December 31, 1999 and January 1, 1999..........................   41
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended
 December 29, 2000, December 31, 1999 and January 1, 1999.................   42
Consolidated Statements of Cash Flows for the Fiscal Years Ended December
 29, 2000, December 31, 1999 and January 1, 1999..........................   43
Notes to Consolidated Financial Statements................................   44

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Crestline Capital Corporation:

  We have audited the accompanying consolidated balance sheets of Crestline Capital Corporation and subsidiaries (a Maryland corporation) as of December 29, 2000 and December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended December 29, 2000, December 31, 1999 and January 1, 1999. These consolidated financial statements and schedule referred to below are the responsibility of Crestline Capital Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crestline Capital Corporation and its subsidiaries as of December 29, 2000 and December 31, 1999 and the results of their operations and their cash flows for the fiscal years ended December 29, 2000, December 31, 1999 and January 1, 1999, in conformity with accounting principles generally accepted in the United States.

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

                                          Arthur Andersen LLP

Vienna, Virginia
February 23, 2001

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    December 29, 2000 and December 31, 1999
                       (in thousands, except share data)


                                                             2000       1999
                                                          ----------  --------
                         ASSETS
Property and equipment, net.............................. $  745,476  $745,615
Hotel working capital....................................     89,650    89,650
Due from hotel managers..................................     64,611    42,259
Due from Marriott Senior Living Services, net............      6,106     5,729
Other assets.............................................     76,030    44,841
Cash and cash equivalents................................     35,534    36,774
                                                          ----------  --------
                                                          $1,017,407  $964,868
                                                          ==========  ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
  Mortgage debt.......................................... $  312,903  $279,271
  Other debt.............................................     26,049    26,946
                                                          ----------  --------
                                                             338,952   306,217
  Hotel working capital notes payable to Host Marriott...     89,650    89,650
                                                          ----------  --------
    Total debt...........................................    428,602   395,867
Accounts payable and accrued expenses....................     12,518    16,912
Lease payable............................................     62,005    61,315
Deferred income taxes....................................     67,866    63,940
Other liabilities........................................     34,328    26,086
                                                          ----------  --------
    Total liabilities....................................    605,319   564,120
                                                          ----------  --------
Shareholders' equity:
  Common stock, 75.0 million shares authorized, 22.1
   million and 22.3 million shares both issued and
   outstanding, respectively, $.01 par value.............        221       223
  Additional paid-in capital.............................    447,817   451,639
  Retained earnings......................................     90,956    46,158
  Treasury stock, 6.7 million and 5.1 million shares,
   respectively..........................................   (126,906)  (97,272)
                                                          ----------  --------
    Total shareholders' equity...........................    412,088   400,748
                                                          ----------  --------
                                                          $1,017,407  $964,868
                                                          ==========  ========

                See Notes to Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
  Fiscal Years Ended December 29, 2000, December 31, 1999 and January 1, 1999
                     (in thousands, except per share data)

                                                 2000        1999       1998
                                              ----------  ----------  --------
Revenues
Hotels
 Rooms......................................  $2,936,069  $2,687,437  $    --
 Food and beverage..........................   1,288,117   1,206,391       --
 Other......................................     326,128     301,162       --
                                              ----------  ----------  --------
  Total hotel revenues......................   4,550,314   4,194,990       --
                                              ----------  ----------  --------
Senior living
 Routine....................................     239,065     223,794   213,378
 Ancillary..................................      22,821      22,704    27,899
                                              ----------  ----------  --------
  Total senior living revenues..............     261,886     246,498   241,277
                                              ----------  ----------  --------
Other revenues..............................       4,125       4,770       --
Equity in earnings of affiliates............         832         867       --
                                              ----------  ----------  --------
  Total revenues............................   4,817,157   4,447,125   241,277
                                              ----------  ----------  --------
Operating costs and expenses
Hotels
 Property-level operating costs and expenses
 Rooms......................................     684,254     633,771       --
 Food and beverage..........................     948,259     891,670       --
 Other......................................   1,141,005   1,061,249       --
 Other operating costs and expenses
 Lease expense..............................   1,404,305   1,280,321       --
 Management fees............................     286,616     250,151       --
 Depreciation and amortization..............       5,462       2,934       --
 Other......................................       3,626         --        --
                                              ----------  ----------  --------
  Total hotel operating costs and expenses..   4,473,527   4,120,096       --
                                              ----------  ----------  --------
Senior living
 Property-level operating costs and expenses
 Routine....................................     153,049     145,778   138,099
 Ancillary..................................      14,493      15,414    21,317
 Other operating costs and expenses
 Depreciation and amortization..............      24,083      21,624    22,115
 Management fees............................      15,658      14,965    13,973
 Property taxes and other...................       9,263       8,549     8,554
                                              ----------  ----------  --------
  Total senior living operating costs and
   expenses.................................     216,546     206,330   204,058
                                              ----------  ----------  --------
Other operating costs and expenses..........       3,733       9,859       --
                                              ----------  ----------  --------
  Total operating costs and expenses........   4,693,806   4,336,285   204,058
                                              ----------  ----------  --------
Operating profit............................     123,351     110,840    37,219
Minority interest expense...................      (1,310)     (1,327)      --
Corporate expenses..........................     (16,785)    (16,469)   (6,360)
Interest expense............................     (33,347)    (27,711)  (22,861)
Interest income.............................       4,237       2,269     2,028
                                              ----------  ----------  --------
Income before income taxes and extraordinary
 item.......................................      76,146      67,602    10,026
Provision for income taxes..................     (31,601)    (27,717)   (4,111)
                                              ----------  ----------  --------
Income before extraordinary item............      44,545      39,885     5,915
Gain on early extinguishment of debt, net of
 taxes......................................         253         --        --
                                              ----------  ----------  --------
Net income..................................  $   44,798  $   39,885  $  5,915
                                              ==========  ==========  ========
Basic earnings per common share:
Income before extraordinary item............  $     2.76  $     1.95  $    .27
                                              ==========  ==========  ========
Net income..................................  $     2.77  $     1.95  $    .27
                                              ==========  ==========  ========
Diluted earnings per common share:
Income before extraordinary item............  $     2.67  $     1.91  $    .27
                                              ==========  ==========  ========
Net income..................................  $     2.69  $     1.91  $    .27
                                              ==========  ==========  ========

                See Notes to Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  Fiscal Years Ended December 29, 2000, December 31, 1999 and January 1, 1999
                                 (in thousands)

                             Shares
                         ----------------         Additional
                         Common  Treasury Common   Paid-in   Retained Treasury
                         Stock    Stock   Stock    Capital   Earnings   Stock
                         ------  -------- ------  ---------- -------- ---------
Balance, January 2,
 1998...................    --      --    $ --      226,706      358  $     --
  Capital contributions
   by Host Marriott.....    --      --      --      226,275      --         --
  Distribution of the
   Company.............. 21,926     --      219        (219)     --         --
  Net income............    --      --      --          --     5,915        --
                         ------   -----   -----    --------  -------  ---------
Balance, January 1,
 1999................... 21,926     --      219     452,762    6,273        --
  Repurchases of common
   stock................    --    5,260     --          --       --     (99,917)
  Common stock issued
   for the comprehensive
   stock plan...........    389    (149)      4      (1,123)     --       2,645
  Net income............    --      --      --          --    39,885        --
                         ------   -----   -----    --------  -------  ---------
Balance, December 31,
 1999................... 22,315   5,111     223     451,639   46,158    (97,272)
  Repurchases of common
   stock................   (292)  1,636      (3)     (5,690)     --     (29,692)
  Common stock issued
   for the comprehensive
   stock plan...........    114      (3)      1       1,868      --          58
  Net income............    --      --      --          --    44,798        --
                         ------   -----   -----    --------  -------  ---------
Balance, December 29,
 2000................... 22,137   6,744   $ 221    $447,817  $90,956  $(126,906)
                         ======   =====   =====    ========  =======  =========


                See Notes to Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  Fiscal Years Ended December 29, 2000, December 31, 1999 and January 1, 1999
                                 (in thousands)

                                                     2000      1999      1998
                                                   --------  --------  --------
Operating activities
Net income.......................................  $ 44,798  $ 39,885  $  5,915
Adjustments to reconcile net income to cash from
 operations:
 Depreciation and amortization...................    30,342    25,304    22,115
 Gain on early extinguishment of debt, net of
  taxes..........................................      (253)      --        --
 Loss on impairment of asset.....................       --      3,522       --
 Amortization of debt premiums and deferred
  financing costs................................       364      (822)   (1,550)
 Income taxes....................................     4,823     2,816     4,111
 Change in amounts due from Marriott Senior
  Living Services................................      (377)    2,156   (10,934)
 Change in amounts due from hotel managers, net..   (22,352)  (32,359)      --
 Change in lease payable.........................       690    61,315       --
 Other...........................................     1,177    (3,228)      --
 Change in other operating accounts..............     5,333     5,543     9,330
                                                   --------  --------  --------
Cash provided by operations......................    64,545   104,132    28,987
                                                   --------  --------  --------
Investing activities
 Acquisitions, net of cash acquired..............   (39,963)  (37,157)  (10,926)
 Hotel lease security deposits...................   (12,788)      --        --
 Expansions of senior living communities.........    (3,204)  (18,451)   (8,653)
 Other capital expenditures......................   (13,454)  (11,630)   (7,087)
 Dispositions....................................     6,182       --        --
 Other...........................................      (770)   (2,468)   (3,432)
                                                   --------  --------  --------
Cash used in investing activities................   (63,997)  (69,706)  (30,098)
                                                   --------  --------  --------
Financing activities
 Repurchases of common stock.....................   (32,480)  (99,917)      --
 Repayments of debt..............................   (48,603)  (60,375)   (3,608)
 Issuances of debt...............................    92,370    55,588     1,700
 Draws on credit facility........................    60,000    45,000       --
 Repayments on credit facility...................   (70,000)      --        --
 Contribution of cash from Host Marriott.........       --        --     52,250
 Other...........................................    (3,075)   (4,727)      (96)
                                                   --------  --------  --------
Cash provided by (used in) financing activities..    (1,788)  (64,431)   50,246
                                                   --------  --------  --------
Increase (decrease) in cash and cash
 equivalents.....................................    (1,240)  (30,005)   49,135
Cash and cash equivalents, beginning of year.....    36,774    66,779    17,644
                                                   --------  --------  --------
Cash and cash equivalents, end of year...........  $ 35,534  $ 36,774  $ 66,779
                                                   ========  ========  ========
Supplemental information--non-cash activity:
 Assumption of mortgage debt from the purchase of
  a controlling interest in hotel properties.....  $    --   $ 54,478  $    --
 Hotel working capital notes issued in exchange
  for hotel working capital......................       --        --     95,114
 Sale of common stock to executives through
  loans..........................................       --      2,645       --
 Contributions from Host Marriott:
   Property and equipment........................       --        --     21,015
   Acquisition of minority interests paid by Host
    Marriott.....................................       --        --     12,963
   Debt forgiveness..............................       --        --    106,995
   Debt prepayment paid by Host Marriott.........       --        --     26,405
   Other.........................................       --        --      6,647

                See Notes to Consolidated Financial Statements.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Basis of Presentation and Organization

  Crestline Capital Corporation (the "Company"), a Maryland corporation, is engaged in the lodging and senior living industries through the management, ownership and leasing of hotels and the ownership of senior living communities. As of December 29, 2000, the Company leased 118 full-service hotels, leased or subleased 93 limited-service hotels, owned a controlling interest in 12 hotels, managed 28 hotels and conference centers and owned 31 senior living communities. See Note 17 for a discussion of the sale of all but one of the full-service hotel leases in 2001.

  On December 29, 1998 (the "Distribution Date"), the Company became a publicly traded company when Host Marriott Corporation ("Host Marriott") completed its plan of reorganizing its business operations by spinning-off the Company to the shareholders of Host Marriott (the "Distribution"), as part of a series of transactions pursuant to which Host Marriott converted into a real estate investment trust ("REIT"). On December 31, 1998, the Company entered into lease and sublease agreements to lease substantially all of Host Marriott's hotels with the existing management agreements of the leased and subleased hotels assigned to the Company (See Note 2).

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

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in affiliates over which the Company has the ability to exercise significant influence, but does not control, are accounted for using the equity method.

 Fiscal Year

The Company's fiscal year ends on the Friday nearest to December 31.

 Revenues

  Hotel revenues consist of the property-level revenues generated by the hotels for the Company's owned and leased hotels as well as managed hotels operated under lease agreements, and management fees from hotels managed under management agreements.

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

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

  A portion of revenues from health care services was attributable to patients whose bills are paid by Medicare or Medicaid under contractual arrangements. For fiscal year 1998 and earlier, reimbursements under these contractual arrangements were subject to retroactive adjustments based on agency reviews. Revenues from health care services in 1998 were generally recorded net of estimated contractual allowances in the accompanying consolidated financial statements. Audits under the reimbursement agreements have generally been completed through fiscal year 1998 and there were no material audit adjustments. For fiscal years 1999 and 2000, the Company is generally paid a fixed payment rate for its Medicare and Medicaid services and therefore, there are no contractual allowances for these fiscal years in the accompanying consolidated financial statements.

 Earnings per Common Share

  Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common stock outstanding plus other dilutive securities. For fiscal year 1998, the weighted average number of outstanding common shares is based on Host Marriott's weighted average number of outstanding common shares, adjusted for the one-for-ten distribution ratio (see Note 2).

  A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows:

                                                            2000   1999   1998
                                                           ------ ------ ------
                                                              (in thousands)
Weighted average number of common shares outstanding...... 16,151 20,423 21,626
Assuming distribution of common shares granted under
 comprehensive stock plan, less shares assumed purchased
 at average market price..................................    514    417     30
                                                           ------ ------ ------
Shares utilized for the calculation of diluted earnings
 per share................................................ 16,665 20,840 21,656
                                                           ====== ====== ======

 Cash and Cash Equivalents

  All highly liquid investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents include $4,356,000 and $2,357,000 at December 29, 2000 and December 31, 1999,
respectively, of cash related to a consolidated partnership, the use of which is restricted generally for partnership purposes to the extent it is not distributed to the partners.

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

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

 Intangible Assets

  Intangible assets consist of the value of hotel contracts purchased and the costs incurred to obtain management and lease contracts. Intangible assets are amortized on a straight-line basis over the estimated useful life of the term of the underlying contract. The Company assesses impairment based on whether it is probable that undiscounted future cash flows from each contract will be less than its net book value. If an asset is impaired, its basis is adjusted to its fair value.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents. The Company maintains cash and cash equivalents with various high credit-quality financial institutions and limits the amount of credit exposure with any institution.

 Senior Living Community Working Capital

  Pursuant to the terms of the Company's senior living operating agreements (see Note 7), the Company is required to provide Marriott International, Inc. ("Marriott International") with working capital and supplies to meet the operating needs of the senior living communities. Marriott International converts cash advanced by the Company into other forms of working capital consisting primarily of operating cash, inventories, resident deposits and trade receivables and payables which are maintained and controlled by Marriott International. Upon the termination of the operating agreements, Marriott International is required to convert working capital and supplies into cash and return it to the Company. As a result of these conditions, the individual components of working capital and supplies controlled by Marriott International are not reflected in the accompanying consolidated balance sheets, however, the net working capital advanced is included in due from Marriott Senior Living Services on the accompanying consolidated balance sheets.

 Hotel Working Capital

  Pursuant to the terms of the hotel management agreements for the Company's hotels leased or subleased from Host Marriott (see Note 6), the Company is required to provide the hotel manager with the working capital and supplies to meet the operating needs of its hotels. The hotel manager converts the cash advanced into other forms of working capital consisting primarily of operating cash, inventories, trade receivables and payables which are maintained and controlled by the hotel manager. Upon the commencement of the hotel leases and subleases with Host Marriott, the Company purchased from Host Marriott the existing working capital controlled by the hotel manager evidenced by a note payable to Host Marriott. Upon the termination of the hotel lease or sublease, the Company is required to sell the existing working capital to Host Marriott at its current market value. To the extent the working capital delivered to Host Marriott is less than the value of the loan, the Company will pay the difference in cash. However, to the extent the working capital delivered to Host Marriott exceeds the value of the loan, Host Marriott will pay the Company the difference in cash. If the hotel management agreement is terminated, the hotel manager is required to convert working capital and supplies into cash and return it to the Company. As a result of these conditions, the individual components of working capital and supplies controlled by the hotel manager are not reflected in the accompanying consolidated balance sheets. However, the total amount of working capital purchased from Host Marriott and advanced to the hotel manager and the corresponding working capital note payable to Host Marriott is reflected on the accompanying consolidated balance sheets.

 Senior Living Community Deferred Revenue

  Monthly fees deferred for the non-refundable portion of the entry fees are recorded as deferred revenue and included in other liabilities in the accompanying consolidated balance sheets. These amounts are recognized as revenue as services are performed over the expected term of the residents' contracts.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

 Deferred Charges

  Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method.

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  On December 31, 1998, the Company and Host Marriott entered into agreements to lease 121 of the full-service hotels owned by Host Marriott and agreements to sublease 71 limited-service hotels leased by Host Marriott (see Note 5). As of December 29, 2000, the Company leased 118 full-service hotels and subleased 71 limited-service hotels from Host Marriott. Upon the commencement of the hotel leases and subleases, the Company purchased the working capital of the hotels from Host Marriott for $95 million with the purchase price evidenced by notes that bear interest at 5.12%. The existing management agreements for all of the leased and subleased hotels were assigned to the Company (see Note 6). See Note 17 for a discussion of the sale of all but one of the full-service hotel leases and repayment of the corresponding full-service hotel working capital notes in 2001.

  In connection with the Blackstone Acquisition, a 25 percent interest in Swissotel Management (USA) LLC, a management company that manages five hotels in the United States, was transferred to the Company from Host Marriott for $4.5 million. Also, in connection with the Distribution, the Company acquired a five percent interest in a joint venture with Host Marriott that owns a first mortgage secured by five hotel properties owned by Host Marriott for $6.4 million.

  In connection with the Distribution, the Company entered into an asset management agreement (the "Asset Management Agreement") with Host Marriott and its affiliates pursuant to which the Company will provide Host Marriott management advisory services on the operation of Host Marriott's hotels. The term of the Asset Management Agreement was for two years and was terminated in conjunction with the sale of the full-service hotel leases discussed in Note 17.

  For purposes of governing certain of the ongoing relationships between the Company and Host Marriott, the Company and Host Marriott entered into various agreements including a distribution agreement, an employee benefits allocation agreement and a tax sharing agreement. These agreements provide, among other things, for

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES the allocation of assets and liabilities between the Company and Host Marriott and a guarantee by Host Marriott of certain Company debt obligations.

  The following summarized unaudited pro forma data for the fiscal year ended January 1, 1999 assumes all of the following transactions occurred at the beginning of that fiscal year:

  . the Distribution and related transactions discussed above including the lease of 121 full-service hotels and sublease of 71 limited-service hotels;

  .  the 1998 acquisition of one senior living community;

  .  the 1998 repayment and forgiveness of certain debt (see Note 8); and

  . the 1998 acquisition of minority interests in certain consolidated subsidiaries.

                                                                        1998
                                                                     -----------
                                                                         (in
                                                                     thousands,
                                                                     except per
                                                                     share data)
                                                                     (unaudited)
Revenues............................................................ $4,299,036
Operating profit....................................................     82,118
Net income..........................................................     26,200
Earnings per common share...........................................       1.19

3. Property and Equipment

  Property and equipment consists of the following:

                                                               2000      1999
                                                             --------  --------
                                                              (in thousands)
Land........................................................ $120,725  $121,706
Buildings and leasehold improvements........................  645,633   622,019
Furniture and equipment.....................................   65,629    59,959
                                                             --------  --------
                                                              831,987   803,684
Less accumulated depreciation and amortization..............  (86,511)  (58,069)
                                                             --------  --------
                                                             $745,476  $745,615
                                                             ========  ========

  In 1999, the Company determined that one of its senior living communities was impaired as a result of a deterioration of the community's operating results due to its size and age and the new supply in its market. The Company recorded a $3.5 million pre-tax charge, which is included in other operating costs and expenses on the accompanying consolidated statements of operations, to reduce the net book value of the property to its fair value.

4. Restricted Cash

  Restricted cash, which is included in other assets on the accompanying consolidated balance sheets, consists of the following:

                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
Debt service escrows........................................... $ 2,166 $ 2,602
Fixed asset escrows............................................   6,909   7,866
Real estate tax escrows........................................   2,680   4,711
Insurance escrows..............................................      64   3,364
Other..........................................................   3,836   4,519
                                                                ------- -------
                                                                $15,655 $23,062
                                                                ======= =======

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

  The debt service, fixed asset, real estate tax and insurance escrows consist of cash transferred into segregated escrow accounts out of revenues generated by the Company's owned hotel and senior living communities, pursuant to the Company's secured debt agreements. Funds from these reserves are periodically disbursed by the collateral agent to pay for debt service, capital expenditures, insurance premiums and real estate taxes relating to the secured properties. In addition, the fixed asset escrows also include cash transferred into segregated escrow accounts pursuant to the Company's owned hotel and senior living community management and operating agreements to fund certain capital expenditures at the owned hotels (see Note 6) and senior living communities (see Note 7).

5. Leases

  The Company is the lessee under capital and operating leases. Future minimum annual rental commitments for all non-cancelable leases as of December 29, 2000 are as follows:

                                                            Capital  Operating
                                                            Leases     Leases
                                                            -------  ----------
                                                              (in thousands)
2001....................................................... $ 1,240  $  821,264
2002.......................................................   1,258     813,970
2003.......................................................   1,477     810,119
2004.......................................................   1,384     795,085
2005.......................................................   1,384     795,111
Thereafter.................................................   8,392   1,868,638
                                                            -------  ----------
Total minimum lease payments...............................  15,135  $5,904,187
                                                                     ==========
Less amount representing interest..........................  (5,293)
                                                            -------
Present value of minimum lease payments.................... $ 9,842
                                                            =======

 Host Marriott Full-Service Hotel Leases

  In connection with the Distribution, wholly-owned subsidiaries of the Company entered into leases with Host Marriott effective January 1, 1999 for 121 full-service hotels. As of December 29, 2000, the Company leased 118 full-service hotels from Host Marriott. Each lease had an initial term generally ranging from seven to ten years. See Note 17 for a discussion of the sale of all but one of the full-service leases in 2001.

  The Company was required to pay the greater of (i) a minimum rent specified in each hotel lease or (ii) a percentage rent based upon a specified percentage of aggregate revenues from the hotel, including room revenues, food and beverage revenues, and other income, in excess of specified thresholds. The amount of minimum rent is increased each year based upon 50% of the increase in CPI during the previous twelve months. Percentage rent thresholds are increased each year based on a blend of the increases in CPI and the Employment Cost Index during the previous twelve months.

  The Company was responsible for paying all of the expenses of operating the hotels, including all personnel costs, utility costs, and general repair and maintenance of the hotels. In addition, the Company was responsible for all fees payable to the hotel manager, including base and incentive management fees, chain services payments and franchise or system fees. Host Marriott was responsible for real estate and personal property taxes, property casualty insurance, equipment rent, ground lease rent, maintaining a reserve fund for FF&E replacements and capital expenditures.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

 Limited-Service Hotel Subleases

  Host Marriott leases 71 limited-service hotels under the Residence Inn and Courtyard by Marriott brands (the "HM-HPT Leases") from Hospitality Properties Trust, Inc. ("HPT"). The HM-HPT Leases have initial terms expiring through 2012 for the Courtyard properties and 2010 for the Residence Inn properties, and are renewable at the option of Host Marriott. In connection with the Distribution, subsidiaries of the Company entered into sublease agreements effective January 1, 1999 with Host Marriott for these limited-service hotels (the "Subleases"). The terms of the Subleases will expire simultaneously with the expiration of the initial term of the HM-HPT Leases. If Host Marriott elects to renew the HM-HPT Leases, the Company can elect to also renew the Subleases for the corresponding renewal term.

  Each Sublease provides that generally all of the terms in the HM-HPT Leases will apply to the Subleases. The HM-HPT Leases require the lessee to pay rent equal to (i) a fixed minimum rent plus (ii) an additional rent based upon a specified percentage of revenues to the extent they exceed revenues from a base year. In addition, the HM-HPT Leases require the lessee to pay all repair and maintenance costs, impositions, utility charges, insurance premiums and all fees payable under the hotel management agreements. Pursuant to the Subleases, subsidiaries of the Company are required to pay rent to Host Marriott equal to the minimum rent due under the HM-HPT Leases and an additional rent based on a percentage of revenues. To the extent the reserves for FF&E replacements are insufficient to meet the hotel's capital expenditure requirements, HPT is required to fund the shortfall.

  The rent payable under the Subleases is guaranteed by the Company up to a maximum of $30 million. The Company's wholly owned subsidiaries that are party to the Subleases were capitalized with $30 million in notes from the Company payable upon demand. In addition, the Subleases contain a covenant requiring the Company to maintain a minimum net worth of $225 million.

  Host Marriott may terminate all, but not less than all, of the Subleases upon payment of the termination fee equal to the fair market value of the Company's leasehold interests in the remaining term of the Subleases using a discount rate of five percent.

 Limited-Service Hotel Leases

  On June 9, 2000, the Company entered into an agreement with HPT to lease 19 limited-service hotels under long-term lease agreements. HPT acquired the hotels from Marriott International, which will continue to manage the hotels under long-term management agreements with the Company. The hotels are operated under the Courtyard by Marriott, Residence Inn, SpringHill Suites by Marriott and TownePlace Suites by Marriott brand names. As of December 29, 2000, two of the hotels in the portfolio were under construction and are scheduled to open in 2001. Under the terms of the lease agreement, the Company made a $9.6 million security deposit, which is included in other assets in the accompanying consolidated balance sheets, and will make an additional $6.0 million security deposit for the remaining two hotels in 2001.

  On August 18, 2000, the Company entered into an agreement with CNL Hospitality Corporation ("CNL") to lease nine limited-service hotels under long-term lease agreements. CNL acquired the hotels from Marriott International, which will continue to manage the hotels under long-term management agreements with the Company. The hotels are managed under the Courtyard by Marriott, Residence Inn, SpringHill Suites by Marriott and TownePlace Suites by Marriott brand names. As of December 29, 2000, four of the hotels in the portfolio were under construction and are expected to open in 2001. Under the terms of the lease agreement, the Company made a $2.6 million security deposit, which is included in other assets in the accompanying consolidated balance sheets, and will make an additional $2.4 million security deposit for the remaining four hotels in 2001.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

  The limited-service hotel leases have terms that expire on December 31, 2015 with two renewals at the Company's option each for an additional ten years. The limited-service hotel leases require the Company to pay rent equal to (i) a fixed minimum rent plus (ii) an additional rent based upon specified percentages of revenues to the extent they exceed revenues from a base year. The minimum rent shall be increased by a specified percentage of any additional capital investments by the owner. Under the terms of the lease agreements, the Company is required to pay all repair and maintenance costs, impositions, utility charges, insurance premiums and all fees payable under the hotel management agreements. To the extent the reserves for FF&E replacements are insufficient to meet the hotel's capital expenditure requirements, the owner is required to fund the shortfall.

  In connection with the limited-service hotel leases, the Company entered into two liquidity facility agreements with Marriott International whereby Marriott International would provide loans to the Company to cover any shortfalls of rent due under the leases. The term of the liquidity facility for the leases with HPT is the earlier of (i) five years; (ii) the completion of the year in which the maximum credit available under the liquidity facility is funded; or (iii) the date on which a specified rent coverage for the leased hotels has been achieved. The maximum credit available under the liquidity facility for the leases with HPT may be up to two and one-half year's minimum rent for certain of the leased hotels, or $39 million, upon satisfaction of certain conditions set forth in the liquidity facility. The term of the liquidity facility for the leases with CNL is the earlier of (i) December 31, 2004; (ii) the completion of the year in which the maximum credit available under the liquidity facility is funded; or (iii) the date on which a specified rent coverage for the leased hotels has been achieved. The maximum credit available under the liquidity facility for the leases with CNL is one year's base rent, or $10.0 million. Draws under the HPT liquidity facility earn interest of 10.75% and draws under the CNL liquidity facility earn interest of 10% with any interest, fees and loan advances under either facility to be repaid from the available cash flow of the leased hotels. Any loans under the liquidity facilities are secured by a first lien on the Company's interests in the leases. As of December 29, 2000, there have been no draws under the liquidity facilities.

 Managed Hotel Leases

  The Company manages four hotels under long-term lease agreements. Lease agreements for two of the hotels have initial terms that expire on August 31, 2017 with two five-year renewals at the lessee's option. The leases require the lessee to pay rent equal to (i) a fixed minimum rent plus (ii) an additional rent based upon specified percentages of revenues to the extent they exceed revenues from a base year.

  Lease agreements for the two other hotels have initial terms that expire on December 31, 2002 and July 21, 2007, respectively, with no renewal options. The leases require the lessee to pay the greater of (i) a minimum rent specified in each lease or (ii) a percentage rent based on a specified percentage of aggregate revenues from the hotel, including room revenues, food and beverage revenues, and other income, in excess of specified thresholds. The amount of minimum rent and thresholds are increased each year based upon increases in CPI.

  For all four leases, the lessee is responsible for paying all of the expenses of operating the hotels including all personnel costs, impositions, utility charges, insurance premiums, and in certain leases, payments for funding FF&E reserves. To the extent the reserves for FF&E replacements are insufficient to meet the hotel's capital expenditure requirements, the owner is required to fund the shortfall.

 Senior Living Leases

  The Company leases two senior living communities under capital leases expiring in 2016. Upon the expiration of the lease or anytime prior to lease expiration, the Company has the first right of refusal to submit a counter offer to any acceptable bona fide offer from a third party within 30 days of notice from the lessor. If the Company fails to exercise its right of first refusal, then the lessor may proceed with the sale of the leased property

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES and all assets therein. The assets recorded under capital leases, which are included in property and equipment on the accompanying consolidated balance sheets, were $13.4 million and $14.1 million as of December 29, 2000 and December 31, 1999, respectively, net of accumulated amortization of $3.6 million and $2.4 million, respectively. The amortization for assets recorded under capital leases is included in depreciation and amortization on the accompanying consolidated statements of operations.

  The Company also has one long-term operating ground lease which expires in 2013. The operating lease includes three renewal options exercisable in five-year increments through the year 2028.

  Rent expense for fiscal years 2000, 1999 and 1998 was as follows:

                                                     2000       1999     1998
                                                  ---------- ---------- -------
                                                         (in thousands)
Base rent........................................ $  799,421 $  760,039 $   279
Percentage rent..................................    610,460    524,959     --
                                                  ---------- ---------- -------
                                                  $1,409,881 $1,284,998 $   279
                                                  ========== ========== =======

6. Hotel Management Agreements

 Hotel Management Agreements for Leased Full-Service Hotels

  The existing hotel management agreements for the leased full-service hotels were assigned to the Company upon the execution of the full-service hotel leases for the term of each corresponding lease. In connection with the Company's sale in 2001 of the Company's subsidiaries owning the leasehold interests in all but one of the full-service hotel leases to a subsidiary of Host Marriott, the Company's rights to the assignment of the full-service hotel management contracts were transferred along with the leases to a subsidiary of Host Marriott on January 10, 2001 with an effective date of January 1, 2001. (See Note 17)

  The Company was required to perform all of the obligations of Host Marriott under the full-service hotel management agreements including payment of fees due under the hotel management agreements other than certain obligations including payment of real estate and personal property taxes, property casualty insurance, equipment rent, ground lease rent, maintaining a reserve fund for FF&E replacements and capital expenditures, for which Host Marriott retained responsibility.

  Marriott International manages 97 of the 118 leased full-service hotels. The remaining full-service hotels are managed by other hotel management companies including Swissotel Management (USA) LLC, Hyatt Corporation, Four Seasons Hotel Limited and other independent hotel management companies. The full-service hotel management agreements generally provide for payment of base management fees equal to one to four percent of revenues and incentive management fees generally equal to 20% to 50% of operating profit (as defined in the hotel management agreements) over a priority return (as defined) to the Company, with total incentive management fees generally not to exceed certain maximum thresholds such as 20% of cumulative operating profit or 20% of current year operating profit, or in some cases, a percentage of revenue.

 Marriott International Hotel Management Agreements for Leased Limited-Service Hotels

  Marriott International manages all of the Company's 71 subleased limited-service hotels under long-term hotel management agreements assigned to the Company for the term of the subleases. Marriott International also manages all of the Company's 28 leased limited-service hotels under long-term management agreements with initial terms through December 15, 2015 with two ten-year renewals, at Marriott International's option, if certain performance criteria have been met.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

  The hotel management agreements for these hotels provide for payment to Marriott International of system fees equal to 3 to 4 percent of revenues, base management fees equal to 2 percent of revenues or 7 percent of revenues less systems fees, and incentive management fees equal to 50 percent of available cash flow after priority return to the Company and, in some cases, not to exceed 20% of cumulative operating profit. Base and incentive management fees are generally subordinate to the base rent of the leases.

  Pursuant to the limited-service hotel management agreements, the Company is obligated to provide Marriott International with sufficient funds to cover the costs of (a) certain non-routine repairs and maintenance to the hotels which are normally capitalized; and (b) non-major replacements and renewals to the hotel's property and improvements. The owners of the limited-service hotels are required to fund all major replacements and renewals to the hotel's property and improvements.

 Marriott International Hotel Management Agreement for Owned Hotels

Marriott International manages the ten owned Residence Inn limited-service hotels pursuant to a long-term management agreement with an initial term expiring December 30, 2011 with renewal terms at the option of Marriott International to extend the agreement on one or more of the owned hotels for up to five 10-year terms. The hotel management agreement provides for the payment of a base management fee equal to two percent of revenues, a Residence Inn system fee equal to four percent of revenues, and incentive management fees equal to 20 percent of operating profit, as defined, over a priority return to the owner. The payment of base management fees is subordinate to qualifying debt service, a provision for administrative expenses and retention by the Company of stipulated annual cash flow. The payment of incentive management fees is payable out of 50 percent of cash flow remaining after qualifying debt service, administrative expenses and the retention by the Company of a stipulated cash flow.

  The hotel management agreement for the owned Residence Inn limited-service hotels also provides for the establishment of a property improvement fund to cover the cost of (a) certain routine repairs and maintenance of the hotels which are normally capitalized and (b) replacements and renewals to the hotels' property and improvements. Contributions to the property improvement fund are equal to five percent of revenues. In 2000 and 1999, the Company contributed $2.0 million and $1.6 million, respectively, to the property improvement fund. The hotel management agreement also provides that the Company will fund the costs of certain major non-routine repairs, alterations, improvements, renewals and replacements to the hotels.

7. Senior Living Operating Agreements

  The senior living communities are subject to operating agreements which provide for Marriott International to operate the senior living communities, generally for an initial term of 25 to 30 years with renewal terms subject to certain performance criteria at the option of Marriott International of up to an additional five to ten years. The operating agreements provide for payment of base management fees equal to five percent of revenues and incentive management fees equal to 20% of operating profit (as defined in the operating agreements) over a priority return to the Company. In the event of early termination of the operating agreements, Marriott International will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate certain, but not all, management agreements if specified performance thresholds are not satisfied. No operating agreement with respect to a single community is cross-collateralized or cross-defaulted to any other operating agreement, and any single operating agreement may be terminated following a default by the Company or Marriott International, although such termination will not trigger the cancellation of any other operating agreement.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

  Most of the senior living communities are also subject to pooling agreements whereby for the limited purpose of calculating management fees and exercising certain termination rights under the operating agreements, the management fees and rights are considered in the aggregate for the senior living communities in each pool.

  The operating agreements require Marriott International to furnish certain services ("Central Administrative Services") which are generally furnished on a central or regional basis to other senior living communities in the Marriott retirement community system. Such services will include the following: (i) marketing and public relations services; (ii) human resources program development; (iii) information systems support and development; and (iv) centralized computer payroll and accounting services. In lieu of reimbursement for such services, Marriott International is paid an amount equal to 2% of revenues. Generally, through the earlier of (i) the end of the seventh year of the operating agreement or (ii) the date upon which certain performance criteria have been met, 50% of the Central Administrative services fee is payable only to the extent that operating profit for the communities exceeds a priority return to the Company. However, the payment of fees for the Central Administrative Services were generally waived for the first year of the operating agreement.

  The Company is required under the operating agreements to contribute a percentage of revenues into an interest-bearing reserve account to cover the cost of (a) certain routine repairs and maintenance to the senior living communities which are normally capitalized and (b) replacements and renewals to the senior living communities' property and improvements. The annual contribution amount (expressed as a percentage of revenues) generally will be 2.65% through fiscal year 2002, 2.85% for fiscal years 2003 through 2007, and 3.5% thereafter. The amount contributed for fiscal years 2000, 1999 and 1998 was $6.9 million, $6.4 million and $6.3 million, respectively. The operating agreements provide that the Company shall separately fund the cost of certain major or non-routine repairs, alterations, improvements, renewals and replacements to the senior living communities.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

8. Debt

  Debt consists of the following as of December 29, 2000 and December 31, 1999:

                                                                 2000     1999
                                                               -------- --------
                                                                (in thousands)
Mortgage debt:
  Secured by eight senior living communities with $242
   million of real estate assets, with an interest rate of
   10.01%, maturing through 2020 (amount includes debt
   premium of $13.5 million in 2000 and $14.1 million in
   1999).....................................................  $131,298 $133,586
  Secured by eight senior living communities with $117
   million of real estate assets, with an interest rate of
   9.56%, maturing on July 2005..............................    92,370      --
  Secured by ten hotels with $80 million of real estate
   assets with an interest rate of 8.08%, maturing through
   January 1, 2010...........................................    54,235   55,588
  Secured by nine senior living communities (amount includes
   debt premium of $0.9 million in 1999).....................       --    45,097
  Line of Credit secured by eight senior living communities
   with $211 million of real estate assets, with an interest
   rate of 9.5%, maturing on April 15, 2002..................    35,000   45,000
                                                               -------- --------
                                                                312,903  279,271
                                                               -------- --------
Other debt:
  Revenue bonds with an interest rate of 5.875%, due 2027....    14,700   14,700
  Capital lease obligations..................................     9,842   10,277
  Other notes, with an average rate of 7.5%, maturing through
   December 31, 2001.........................................     1,507    1,969
                                                               -------- --------
                                                                 26,049   26,946
                                                               -------- --------
    Subtotal.................................................   338,952  306,217
Hotel working capital notes payable to Host Marriott, with an
 interest rate of 5.12%, maturing through December 2012......    89,650   89,650
                                                               -------- --------
    Total debt...............................................  $428,602 $395,867
                                                               ======== ========

  Debt maturities at December 29, 2000, excluding the unamortized debt premiums of $13.5 million, are as follows (in thousands):

   2001................................................................ $  5,900
   2002................................................................   39,097
   2003................................................................    8,052
   2004................................................................    5,022
   2005................................................................  119,575
   Thereafter..........................................................  237,481
                                                                        --------
                                                                        $415,127
                                                                        ========

  In conjunction with the June 21, 1997 acquisition of Forum Group, Inc. ("Forum"), the Company assumed $270 million of debt and issued $72 million in notes payable to Marriott International. Subsequent to the acquisition, the Company issued additional notes payable to Marriott International to finance additional senior living expansion units totaling approximately $20 million. In the second quarter of 1998, Host Marriott loaned the Company $92 million to repay the notes payable to Marriott International. In the third quarter of 1998, Host

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

Marriott forgave the $92 million note and it was recorded as a capital contribution to the Company. During the first quarter of 1998, Host Marriott prepaid $26.4 million of the Company's mortgage debt. Host Marriott's prepayment of the debt was recorded as a capital contribution to the Company.

  Upon the commencement of the full-service hotel leases and limited-service hotel subleases, the Company purchased the working capital of the hotels from Host Marriott for $95 million with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each hotel lease. The principal amount of each note is due upon the termination of each hotel lease. In connection with the termination of five hotel leases in 1999, the Company repaid $5.5 million of hotel working capital notes with the proceeds from the hotel working capital during 1999. In connection with the sale in 2001 of the Company's subsidiaries owning the leasehold interests in all but one of the full-service hotel leases to a subsidiary of Host Marriott, the working capital notes for all but one of the full-service hotels were repaid in January 2001. Accordingly, the Company's remaining hotel working capital notes payable to Host Marriott after the sale of the subsidiaries owning all but one of the full-service hotel leasehold interests on January 10, 2001 were $9.3 million representing the working capital notes of the 71 subleased limited-service hotels and one leased full-service hotel. (See Note 17.)

  On April 15, 1999, Crestline Ventures LLC ("Ventures"), a subsidiary of the Company, entered into a secured, three-year $100 million revolving credit facility (the "Line of Credit") for funding future investments in the lodging and senior living industries and for general corporate purposes. The Line of Credit bears interest at a Eurodollar rate plus 2.75% (9.5% at December 29, 2000). An annual fee of 0.25% is charged on the unused portion of the commitment. The Line of Credit is secured by substantially all of the assets of Ventures and its subsidiaries consisting of eight senior living communities, and is also guaranteed by the Company and certain subsidiaries of the Company. The Line of Credit contains covenants that, among other restrictions, (i) prohibits the Company from paying dividends on its common stock; (ii) limits the ability of the Company to incur additional indebtedness, sell certain assets, repurchase shares of its common stock and make certain investments; and (iii) limits the ability of Ventures to pay dividends and make loans to its parent. The Line of Credit also contains certain financial covenants relating to, among other things, maintaining certain levels of net worth and certain ratios of earnings before interest expense, taxes, depreciation and amortization and other non-cash charges ("EBITDA") to interest and fixed charges, EBITDA to total debt and total debt to capitalization. The Company is currently in compliance with all of its covenants.

  In connection with the Company's acquisition of a controlling interest in a partnership that owned eleven Residence Inn limited-service hotels in 1999 (see Note 13), the Company consolidated the debt of the partnership totaling $54.5 million at the date of acquisition. The debt was secured by mortgages on ten of the hotels, bore interest at 330 basis points over the 90-day Eurodollar rate and matured on December 29, 1999. On December 29, 1999, the Company entered into a new loan agreement to provide $55.6 million of fixed rate, non-recourse debt financing with the proceeds from the issuance used to repay the existing indebtedness and refinancing costs. The new loan is also secured by mortgages on ten of the hotels. The new loan bears interest at a fixed rate of 8.08% and has a scheduled maturity of January 1, 2010.

  In 2000, the Company entered into five loan agreements totaling $92.4 million secured by mortgages on eight senior living communities. The non-recourse loans bear interest at the 30-day LIBOR rate plus 275 basis points (9.56% at December 29, 2000). The loans mature in July 2005 and there is no principal amortization during the term of the loans. The proceeds of the financing were used to repay the existing loan secured by the communities with a principal balance of $43.5 million, which bore interest at 9.93% and had a scheduled maturity of January 1, 2001. In connection with the prepayment of the existing loan, the Company recognized an extraordinary gain on the early extinguishment of debt of $253,000, net of income taxes of $175,000, or $.01 and $.02 per basic and diluted common share, respectively.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

  The indentures governing the mortgages of certain of the Company's senior living communities and hotels contain restrictive covenants that, among other restrictions, (i) require maintenance of segregated cash collection of all rents for certain of the senior living communities; (ii) require separate cash reserves for debt service, property improvements, real estate taxes and insurance; and (iii) limit the ability to incur additional indebtedness, enter into or cancel leases, enter into certain transactions with affiliates or sell certain assets.

  In conjunction with the acquisition of Forum, the Company recorded the debt assumed at its fair value. The Company is amortizing this amount to interest expense over the remaining life of the related debt. The amortization of this debt premium for fiscal years 2000, 1999 and 1998 was $1.1 million, $1.6 million and $1.6 million, respectively. Cash paid for interest for fiscal years 2000, 1999 and 1998 totaled $33.6 million, $28.2 million and $19.8 million, respectively. Deferred financing costs, which are included in other assets on the accompanying consolidated balance sheets, were $7.8 million and $3.1 million as of December 29, 2000 and December 31, 1999, net of accumulated amortization of $2.1 million and $0.7 million, respectively.

9. Income Taxes

  Total deferred tax assets and liabilities as of December 29, 2000 and December 31, 1999 were as follows:

                                                              2000      1999
                                                            --------  --------
                                                             (in thousands)
   Deferred tax assets..................................... $ 20,549  $ 18,847
   Deferred tax liabilities................................  (88,415)  (82,787)
                                                            --------  --------
     Net deferred income tax liability..................... $(67,866) $(63,940)
                                                            ========  ========

  The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities was as follows:

                                                              2000      1999
                                                            --------  --------
                                                             (in thousands)
   Property and equipment.................................. $(75,685) $(78,242)
   Debt adjustment to fair value at acquisition............    5,700     6,160
   Net operating losses and other, net.....................    2,119     8,142
                                                            --------  --------
     Net deferred income tax liability..................... $(67,866) $(63,940)
                                                            ========  ========

  The provision for income taxes for fiscal years 2000, 1999 and 1998 consists of the following:

                                                           2000    1999    1998
                                                         -------- ------- ------
                                                             (in thousands)
   Current.............................................. $ 24,985 $26,830 $2,867
   Deferred.............................................    6,616     887  1,244
                                                         -------- ------- ------
                                                         $ 31,601 $27,717 $4,111
                                                         ======== ======= ======

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

  A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate for fiscal years 2000, 1999 and 1998 is as follows:

                                                      2000     1999     1998
                                                     -------  -------  -------
   Statutory federal tax rate.......................    35.0%    35.0%    35.0%
   State income taxes, net of federal tax benefit...     6.0      6.0      6.0
   Other, net.......................................      .5      --       --
                                                     -------  -------  -------
                                                        41.5%    41.0%    41.0%
                                                     =======  =======  =======

  The Company was included in the consolidated federal income tax return of Host Marriott and its affiliates (the "Group") for the period from January 3, 1998 through the Distribution Date. Tax expense was allocated to the Company as a member of the Group based upon the relative contribution to the Group's consolidated taxable income/loss and changes in temporary differences. This allocation method results in federal and net state tax expense allocated for all periods presented that is substantially equal to the expense that would have been recognized if the Company had filed separate tax returns. In connection with the Distribution, the amounts due to Host Marriott as of the Distribution Date for its allocable share of current income taxes payable were forgiven and treated as a capital contribution. Pursuant to the tax sharing agreement between the Company and Host Marriott, generally Host Marriott will be responsible for paying taxes for periods through the Distribution Date and the Company will be responsible for paying taxes for subsequent periods.

  For income tax purposes, the Company has net operating loss carryforwards of $8.4 million which expire through 2006. Cash paid for income taxes was $26.8 million in 2000 and $24.9 million in 1999.

10. Fair Value of Financial Instruments

  The fair values of certain financial liabilities are shown below:

                                                  2000              1999
                                            ----------------- -----------------
                                            Carrying   Fair   Carrying   Fair
                                             Amount   Value    Amount   Value
                                            -------- -------- -------- --------
                                                      (in thousands)
   Debt, net of capital leases............. $418,760 $426,594 $385,590 $376,943

  Valuations for secured debt are determined based on the expected future payments discounted at risk-adjusted rates. The fair values of other notes are estimated to be equal to their carrying value. The fair value of all of the Company's other financial assets and liabilities are assumed to equal their carrying amounts.

11. Employee Stock Plans

  The Company has two stock-based compensation plans. Under the comprehensive stock incentive plan (the "Comprehensive Plan"), the Company may award to participating employees (i) options to purchase the Company's common stock,
(ii) deferred shares of the Company's common stock and (iii) restricted shares of the Company's common stock. In addition, the Company has an employee stock purchase plan (the "Employee Stock Purchase Plan"). The principal terms and conditions of the two plans are summarized below.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

  Total shares of common stock authorized for issuance under employee stock plans at December 29, 2000 are:

                                                                  (in thousands)
   Comprehensive Plan............................................     4,000
   Employee Stock Purchase Plan..................................       430
                                                                      -----
                                                                      4,430
                                                                      =====

  Certain of the employees of the Company were employed by Host Marriott through the Distribution Date. In connection with the Distribution, unexercised options for Host Marriott stock and Host Marriott deferred stock awards held by these employees as of the Distribution Date were redenominated and converted into options for Company stock and Company deferred stock awards.

  Employee stock options may be granted to officers and key employees with an exercise price not less than the fair market value of the common stock on the date of grant. The options generally expire up to 15 years after the date of grant. Most options vest ratably over each of the first three years following the date of the grant.

  A summary of the activity of the Company's stock option plan for fiscal years 2000 and 1999 follows:

                                          2000                            1999
                             ------------------------------- -------------------------------
                                            Weighted Average                Weighted Average
                                 Shares      Exercise Price     Shares       Exercise Price
                             -------------- ---------------- -------------  ----------------
                             (in thousands)                  (in thousands)
   Balance at beginning of
    year...................      2,030            $11              182            $12
     Granted...............        585             18            1,914             11
     Exercised.............        (99)             9               (1)             6
     Forfeited/Expired.....        (39)            10              (65)            10
                                 -----            ---            -----            ---
   Balance at end of year..      2,477            $13            2,030            $11
                                 =====            ===            =====            ===
   Options exercisable at
    end of year............        702            $12              227            $11
                                 =====            ===            =====            ===

  The following table summarizes information about stock options outstanding at December 29, 2000:

                        Options Outstanding                     Options Exercisable
          ------------------------------------------------ -------------------------------
                                                              Shares
              Shares                                        Exercisable
Range of  Outstanding at Weighted Average                       at
Exercise   December 29,     Remaining     Weighted Average December 29,   Weighted Average
 Prices        2000      Contractual Life  Exercise Price      2000        Exercise Price
--------  -------------- ---------------- ---------------- -------------  ----------------
          (in thousands)                                   (in thousands)
$  1-4            9              6              $ 3               9             $ 3
   5-8           45              8                8              45               8
  9-12        1,328             13               10             441              10
 13-16          625             14               15             127              15
 17-20          417             14               20              62              20
 21-22           53             14               22              18              22
              -----                                             ---
              2,477                                             702
              =====                                             ===

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

  The Company continues to account for expense under its plans under the provision of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations as permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for its fixed stock options under the Comprehensive Plan and its Employee Stock Purchase Plan.

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

                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands,
                                                                  except per
                                                                  share data)
Net income..................................................... $41,689 $37,863
Basic earnings per common share................................    2.58    1.85
Diluted earnings per common share..............................    2.50    1.82

  The weighted average fair value of options granted in 2000 and 1999 were $12.36 and $6.63, respectively. The fair value of each option granted has been estimated on the date of grant using an option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999, respectively: risk-free interest rate of 6.5% and 4.9%, volatility of 48% and 40%, expected lives of 10 and 12 years and no dividend yield.

  Deferred stock incentive plan shares granted to officers and key employees generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. The Company accrues compensation expense for the fair market value of the shares on the date of grant, adjusted for forfeitures. In 2000 and 1999, approximately 8,000 and 7,000 shares, respectively, were granted under this plan. The compensation expense that has been charged against income for deferred stock was not material for 2000 and 1999. The weighted average fair values per share granted in 2000 and 1999 were $20.12 and $9.91, respectively.

  In 2000 and 1999, the Company issued 30,000 and 375,000 shares of restricted stock, respectively, under the Comprehensive Plan to officers and key employees that will vest ratably over the next three to five years. The Company recognizes compensation expense over the restriction period equal to the fair market value of the shares on the date of issuance, adjusted for forfeitures. The Company recorded compensation expense of $821,000 in 2000 and $730,000 in 1999 related to these awards. The weighted average fair values per share granted in 2000 and 1999 were $16.78 and $10.22, respectively.

  Under the terms of the Employee Stock Purchase Plan, eligible employees may purchase common stock through payroll deductions at the lower of market value at the beginning or end of the plan year.

12. Retirement and Savings Plans

  The Company has retirement and savings plans and other defined contribution plans for employees meeting certain eligibility requirements and electing participation in the plans. The plans generally require a certain minimum Company match of employee contributions to the plans with any additional discretionary match determined annually by the Company. The costs to the Company for these items were not material for 2000 and 1999.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

13. Acquisitions and Dispositions

  In 1999, the Company acquired the remaining limited partnership units in CCC Retirement Partners, L.P., a partnership that owned some of the Company's senior living communities, for $6.2 million. As part of the transaction, the Company also paid $557,000 to former holders of the limited partnership units. The purchase price of the units approximated fair value, and accordingly, no portion of the purchase price has been expensed.

  On March 29, 1999, the Company acquired a 74% limited partner interest in the Marriott Residence Inn USA Limited Partnership ("Residence Inn USA") from a private investor for $34.4 million in cash and the consolidation of $54.5 million of debt for a total consideration of $88.9 million. In subsequent separate transactions, the Company acquired an additional 3% limited partner interest in Residence Inn USA in the second quarter of 1999 for $1.6 million in cash and the 5% general partner interest in Residence Inn USA from Host Marriott in the third quarter of 1999 for $2.7 million in cash increasing the Company's ownership to an 82% interest. At the date of the acquisition, Residence Inn USA owned eleven Residence Inn limited-service hotels that are managed by Marriott International under a long-term management agreement. The Company accounted for the acquisition of Residence Inn USA under the purchase method of accounting.

  The following summarizes unaudited pro forma data for fiscal years 1999 and 1998 assuming the acquisition of Residence Inn USA occurred at the beginning of fiscal year 1998. In addition, the summarized unaudited pro forma financial data for the fiscal year 1998 also reflects the Distribution and related transaction discussed in Note 2.

                                                             1999       1998
                                                          ---------- ----------
                                                             (unaudited, in
                                                          thousands, except per
                                                               share data)
Revenues................................................. $4,456,223 $4,339,800
Net income...............................................     40,573     28,371
Basic earnings per common share..........................       1.99       1.29
Diluted earnings per common share........................       1.95       1.29

  In February 2000, the Company sold one of its Residence Inns for a net sales price of $6.2 million, which approximated its carrying value.

  In March 2000, the Company purchased the hotel management business of Stormont Trice Management Corporation for $9.7 million plus a contingent purchase price of up to an additional $4.5 million if certain performance criteria are met. Pursuant to the acquisition, the existing management contracts for nine hotels and four conference centers and lease agreements for two hotels were assigned to the Company. The Company accounted for this acquisition under the purchase method of accounting. Under the purchase method of accounting, the purchase price was allocated to the fair value of the identifiable assets acquired less liabilities assumed. The identifiable assets included the fair value of the contracts and leases acquired. The Company would record the contingent purchase price, if any, once the amount is determinable.

  In March 2000, the Company purchased the hotel management business of The Durbin Companies for $4.4 million, plus a contingent purchase price of $500,000 if one of the leases is renewed under certain conditions. Pursuant to the acquisition, the existing management contracts for ten hotels and lease agreements for two hotels were assigned to the Company. The Company accounted for this acquisition under the purchase method of accounting. Under the purchase method of accounting, the purchase price was allocated to the fair value of the identifiable assets acquired less liabilities assumed. The identifiable assets included the fair value of the contracts and leases acquired. The Company would record the contingent purchase price, if any, once the amount is determinable.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

  In December 2000, the Company purchased the Baltimore Inner Harbor Courtyard for $21 million upon completion of its construction.

14. Shareholders' Equity

  In 1999, the Company's Board of Directors authorized the Company to repurchase shares of the Company's common stock. During 2000 and 1999, the Company repurchased 1,928,000 and 5,260,000 shares of its common stock for $35.4 million and $99.9 million, respectively, including the reverse stock split followed by the forward stock split discussed below. As of December 29, 2000, the Company had authorization from its Board of Directors to purchase an additional 1,772,500 shares of its common stock.

  On June 23, 2000, the Company completed a shareholder-approved 1-for-100 reverse stock split immediately followed by a 100-for-1 forward stock split of the Company's common stock. Registered shareholders whose shares of common stock were converted into less than one share of common stock were entitled to receive cash payments equal to the fair market value of these fractional interests. The fair market value was determined to be $19.1375 calculated using the average closing price of the Company's common stock on the New York Stock Exchange for the ten trading days immediately before and including June 23, 2000. In connection with the reverse stock split, 292,000 shares of the Company's common stock were retired in exchange for the right to receive $5.6 million in cash. Transmittal letters were delivered to the registered shareholders with instructions on how to surrender stock certificates for cash payment. Through December 29, 2000, $2.7 million has been paid to the former shareholders that have surrendered their stock certificates for cash payment.

  In 1999, the Company initiated a stock purchase loan program whereby certain Company executives could purchase Company common stock at market prices through loans from the Company. During 2000 and 1999, certain executives purchased 152,500 shares of common stock for $2.7 million. The loans are secured by the common stock purchased and are recourse to the executives and bear interest at 5.5%.

15. Geographic and Business Segment Information

  As of December 29, 2000, the Company operated in five business segments: hotel management, hotel ownership, full-service hotel leasing, limited-service hotel leasing and senior living community ownership. The Company's managed hotels are upscale limited-service and full-service hotels operated under the Marriott, Hilton, Hyatt, Sheraton, Crowne Plaza, Renaissance, Courtyard by Marriott, Residence Inn and Holiday Inn brand names. The Company's owned hotels are upscale limited-service hotels operated under the Residence Inn brand as well as the Courtyard by Marriott brand. The Company's leased full-service hotels are operated under the Marriott or Ritz-Carlton brands as well as, among others, Four Seasons, Hyatt and Swissotel brands. The Company's leased limited-service hotels are operated under the Courtyard by Marriott, Residence Inn, TownePlace Suites by Marriott and SpringHill Suites by Marriott brands. The Company's senior living communities are operated under Marriott brands.

  The Company evaluates the performance of its segments based primarily on operating profit before depreciation, corporate expenses and interest expense. The Company's income taxes are included in the consolidated Federal income tax return of the Company and its affiliates and are allocated based upon the relative contribution to the Company's consolidated taxable income or loss and changes in temporary differences. The allocation of income taxes is not evaluated at the segment level and, therefore, the Company does not believe the information is material to the consolidated financial statements. There were no intercompany sales between segments. For fiscal year 1998 the Company's only business segment was senior living community ownership. The Company's reportable segments for 1999 have been restated to conform to the current year structure.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                                                           2000
                         ---------------------------------------------------------------------------
                           Full-     Limited-
                          Service    Service
                           Hotel      Hotel      Hotel     Hotel     Senior   Corporate
                          Leasing    Leasing   Ownership Management  Living    & Other  Consolidated
                         ----------  --------  --------- ---------- --------  --------- ------------
                                                      (in thousands)
Revenues................ $4,115,070  $359,371   $39,797   $36,076   $261,886   $ 4,957   $4,817,157
Operating profit........     52,944    11,322    11,846       675     45,340     1,224      123,351
Interest expense........     (4,215)     (375)   (4,604)      --     (24,153)      --       (33,347)
Interest income.........      2,153       186       447        60        942       449        4,237
Other...................        --        --     (1,310)      --         --    (16,785)     (18,095)
Income (loss) before
 income taxes and
 extraordinary item.....     50,882    11,133     6,379       735     22,129   (15,112)      76,146
Depreciation and
 amortization...........        --         11     3,826     1,625     24,083       797       30,342
Capital expenditures....        --        --      2,809       --      10,380       265       13,454
Total assets............    155,870    30,022   116,308    23,665    669,038    22,504    1,017,407


                                                           1999
                         ---------------------------------------------------------------------------
                           Full-     Limited-
                          Service    Service
                           Hotel      Hotel      Hotel     Hotel     Senior   Corporate
                          Leasing    Leasing   Ownership Management  Living    & Other  Consolidated
                         ----------  --------  --------- ---------- --------  --------- ------------
                                                      (in thousands)
Revenues................ $3,859,756  $303,017   $32,217   $   --    $246,498   $ 5,637   $4,447,125
Operating profit
 (loss).................     56,676     8,710     9,508       --      40,168    (4,222)     110,840
Interest expense........     (4,480)     (376)   (3,586)      --     (19,214)      (55)     (27,711)
Interest income.........         10       106       277       --         773     1,103        2,269
Other...................        --        --     (1,327)      --         --    (16,469)     (17,796)
Income (loss) before
 income taxes...........     52,206     8,440     4,872       --      21,727   (19,643)      67,602
Depreciation and
 amortization...........        --        --      2,934       --      21,624       746       25,304
Capital expenditures....        --        --      1,567       --       9,239       824       11,630
Total assets............    152,243    14,065    96,502       --     682,478    19,580      964,868

  The Company's foreign operations consist of four leased full-service hotels located in Canada. The following table presents revenues and long-lived assets for 2000 and 1999 for each of the geographical areas in which the Company operates:

                                                2000                1999
                                         ------------------- -------------------
                                                     Long-               Long-
                                                     lived               lived
                                          Revenues   Assets   Revenues   Assets
                                         ---------- -------- ---------- --------
                                           (in thousands)       (in thousands)
   United States........................ $4,738,201 $745,476 $4,370,269 $745,615
   International........................     78,956      --      76,856      --
                                         ---------- -------- ---------- --------
     Total.............................. $4,817,157 $745,476 $4,447,125 $745,615
                                         ========== ======== ========== ========

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

16. Quarterly Financial Data (unaudited)

                                                  2000
                         ------------------------------------------------------
                           First      Second     Third      Fourth     Fiscal
                          Quarter    Quarter    Quarter    Quarter      Year
                         ---------- ---------- ---------- ---------- ----------
                                 (in thousands, except per share data)
Revenues................ $1,002,470 $1,180,507 $1,072,394 $1,561,786 $4,817,157
Operating profit........     27,758     30,227     24,312     41,054    123,351
Net income..............     10,019     11,088      8,545     15,146     44,798
Basic earnings per
 common share...........        .59        .67        .54        .98       2.77
Diluted earnings per
 common share...........        .57        .65        .52        .94       2.69


                                                  1999
                         ------------------------------------------------------
                           First      Second     Third      Fourth     Fiscal
                          Quarter    Quarter    Quarter    Quarter      Year
                         ---------- ---------- ---------- ---------- ----------
                                 (in thousands, except per share data)
Revenues................ $  962,348 $1,091,658 $  969,405 $1,423,714 $4,447,125
Operating profit........     21,489     30,659     27,952     30,740    110,840
Net income..............      7,897     11,420     10,457     10,111     39,885
Basic earnings per
 common share...........        .35        .54        .52        .55       1.95
Diluted earnings per
 common share...........        .35        .53        .51        .53       1.91

  The first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks. The sum of the basic and diluted earnings per common share for the four quarters differs from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods. Approximately one-fourth of the Company's leased full-service hotels have managers that have a different accounting calendar from the Company. For these hotels, which record revenues on a monthly basis versus the Company's four week period, the Company records two months of operations in the first quarter, three months of operations in each of the second and third quarters and four months of operations in the fourth quarter.

17. Subsequent Event

  On December 17, 1999, the Work Incentives Improvement Act was passed which contained certain tax provisions related to REITs commonly known as the REIT Modernization Act ("RMA"). Under the RMA, beginning on January 1, 2001, REITs could lease hotels to a "taxable subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. This law enabled Host Marriott, beginning January 1, 2001, to lease its hotels to a taxable subsidiary. Under the terms of the Company's full-service hotel leases, Host Marriott could purchase the full-service hotel leases for a price equal to the fair market value of the Company's leasehold interests in the full-service hotel leases based upon an agreed upon formula in the leases.

  On November 13, 2000, the Company entered into an agreement with a subsidiary of Host Marriott for the purchase and sale of the Company's subsidiaries owning the leasehold interests in the full-service hotels leased from Host Marriott. The purchase and sale transaction would generally transfer ownership of the Company's subsidiaries owning the full-service hotel leasehold interests to a subsidiary of Host Marriott for a total consideration of $205 million in cash. On January 10, 2001, upon the receipt of all required consents, the purchase and sale transaction was completed for $201 million, which reflects the deferral of the sale of one of the leases for $4 million. The Company recognized a pre-tax gain on the transaction of approximately $200 million in the first quarter of 2001, net of transaction costs. The effective date of the transaction was January 1, 2001.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

  Debt maturities at December 29, 2000, excluding the unamortized debt premiums of $13.5 million and the working capital notes repaid in conjunction with the sale of the full-service hotel leases, are as follows (in thousands):

   2001............................................................. $    4,560
   2002.............................................................     39,097
   2003.............................................................      5,047
   2004.............................................................      5,022
   2005.............................................................     99,912
   Thereafter.......................................................    181,172
                                                                     ----------
                                                                     $  334,810
                                                                     ==========

  Future minimum annual rental commitments for all non-cancelable operating leases, excluding the full-service leases sold to a subsidiary of Host
Marriott, as of December 29, 2000 are as follows (in thousands):

   2001............................................................. $  105,652
   2002.............................................................    105,681
   2003.............................................................    102,839
   2004.............................................................    102,822
   2005.............................................................    102,848
   Thereafter.......................................................    764,895
                                                                     ----------
   Total minimum lease payments..................................... $1,284,737
                                                                     ==========

  The following summarizes unaudited pro forma data for fiscal years 2000 and 1999 assuming the sale of the full-service hotel leases occurred at the beginning of fiscal year 1999:

                                                          2000         1999
                                                      ------------ ------------
                                                      (unaudited, in thousands,
                                                       except per share data)
Revenues............................................. $    697,962 $    582,599
Net income...........................................       15,746        9,385
Basic earnings per common share......................          .97          .46
Diluted earnings per common share....................          .94          .45

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

Item 10. Directors and Executive Officers of the Registrant

Directors

Adam M. Aron    Mr. Aron has been a director of the Company since December 29,
Age: 46         1998. Mr. Aron's term expires at the 2003 annual meeting of stockholders. Mr. Aron has held the position of Chairman of the Board and Chief Executive Officer of Vail Resorts, Inc.
                since July 1996. Prior to joining Vail Resorts, Inc., Mr. Aron served as President and Chief Executive Officer of Norwegian
                Cruise Line Ltd. from 1993 until 1996. Mr. Aron also currently serves on the board of directors of each of Sunterra
                Corporation and Florsheim Group, Inc.

Louise M. Cromwell
                Ms. Cromwell has been a director of the Company since December
Age: 56 29, 1998. Ms. Cromwell's term expires at the 2002 annual meeting of stockholders. Ms. Cromwell has served as Senior Counsel in the Real Estate Practice Group of the law firm of Shaw Pittman, since January 1998. From April 1984 to December 1997, Ms. Cromwell was a Partner at Shaw Pittman. From January 1994 through December 1999, she served as General Counsel of Federal City Council. Ms. Cromwell also currently serves on the Board of The Economic Club of Washington.

Kelvin L. Davis Mr. Davis has been a director of the Company since December
Age: 37 29, 1998. Mr. Davis' term expires at the 2001 annual meeting of stockholders. Mr. Davis is a Partner with the Texas Pacific Group, an international private equity investment firm. Prior to joining Texas Pacific Group in March 2000, Mr. Davis was the President and Chief Operating Officer of Colony Capital, Inc., an international real estate investment firm and had served in various other capacities with Colony since its formation in 1991. Mr. Davis also currently serves on the board of directors of each of Franchise Finance Corporation of America and Hotwire, an internet-based travel company.

John W. Marriott III
                Mr. Marriott has been a director of the Company since December
Age: 39 29, 1998. Mr. Marriott's term expires at the 2002 annual meeting of stockholders. Mr. Marriott has held the position of Executive Vice President - Sales and Marketing of Marriott International since March 2000. Mr. Marriott was Senior Vice President of Marriott International's Mid-Atlantic Region from June 1996 until March 2000. Since 1986, Mr. Marriott has held successive positions including Director of Finance in Marriott International's Treasury Department, Director of Finance in Host Marriott's Finance and Development Department and Vice President, Lodging Development for The Ritz-Carlton Hotel Company, L.L.C. He has also held positions as Director of Corporate Planning, Finance, Director of Marketing and General Manager for a hotel. Mr. Marriott also currently serves on the board of directors of Sodexho Marriott Services, Inc.

John B. Morse, Jr.
                Mr. Morse has been a director of the Company since December
Age: 54 29, 1998. Mr. Morse's term expires at the 2001 annual meeting of stockholders. Mr. Morse has held the position of Vice President, Finance, and Chief Financial Officer of The Washington Post Company since 1989. Mr. Morse also currently serves as the President of Washington Post Telecommunications, Inc. and Washington Post Productions, Inc., subsidiaries of The Washington Post Company. Mr. Morse also serves as Chairman of the Board of JMS Worldwide, a company in which The Washington Post has a five percent interest.

Bruce D. Wardinski
Age: 40 Mr. Wardinski is Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Wardinski has been a director of the Company since November 9, 1998. Mr. Wardinski's term expires at the 2002 annual meeting of stockholders. Prior to joining the Company, Mr. Wardinski was an employee of Host Marriott. At Host Marriott, he was appointed Senior Director of Project Finance in June 1993, Vice President of Project Finance in June 1994 and Senior Vice President of International Development in October 1995. In June 1996, Mr. Wardinski was elected Senior Vice President and Treasurer of Host Marriott. Mr. Wardinski also currently serves as Vice Chairman on the Board of ServiceSource, Inc., a not-for-profit advocacy group representing people with disabilities, and serves on the board of directors of eStara.

Michael A. Wildish
                Mr. Wildish has been a director of the Company since December
Age: 40 29, 1998. Mr. Wildish's term expires at the 2003 annual meeting of stockholders. Mr. Wildish is a Managing Director in the investment firm of Credit Suisse First Boston. Mr. Wildish joined the firm from Donaldson, Lufkin & Jenrette, which Credit Suisse First Boston acquired in November 2000, where he held the same position since 1997. Prior to joining Donaldson, Lufkin & Jenrette, Mr. Wildish worked in the investment firm of Lazard Freres & Co. LLC, where he served as a General Partner from 1996 to 1997 and Vice President from 1992 to 1995.

William L. Wilson
                Mr. Wilson has been a director of the Company since September
Age: 60 15, 1999. Mr. Wilson's term expires at the 2003 annual meeting of stockholders. Mr. Wilson has been the Principal-in-Charge of Synterra, Ltd., a site architectural and construction management firm, since it was established in 1972. Mr. Wilson currently serves on the Board of Directors of the City of Philadelphia Art Commission, the City of Philadelphia Percent for Art Council, the Kutztown University, School of Visual and Performing Arts, and the Board of Trustees of the Pennsylvania School for the Deaf. Mr. Wilson also serves as the Mayor of Philadelphia's Transition Team Lead Co-Chair for Housing.

Executive Officers

  Biographical information on Bruce D. Wardinski, Chairman of the Board, President and Chief Executive Officer of the Company is included above in the section "Directors."

                                   Business Experience Prior to Becoming an
        Name and Title         Age Executive Officer of the Company
        --------------         --- --------------------------------------------
 James L. Francis............   39 Mr. Francis is Executive Vice President and
  Executive Vice President         Chief Financial Officer of the Company.
  and Chief Financial Officer      Prior to joining the Company, Mr. Francis
                                   was an employee of Host Marriott. He joined
                                   Host Marriott in July 1997 as Vice President
                                   of Finance and became Assistant Treasurer of
                                   Host Marriott in February 1998. He was Vice
                                   President of Finance for Lodging-
                                   Reengineering Team Leader of Marriott
                                   International from 1995 to 1997 and was
                                   promoted to Vice President of Finance for
                                   Lodging-Asset Management and Owner Relations
                                   of Marriott International in 1997 prior to
                                   his joining Host Marriott in that year.

 David L. Durbin.............   52 Mr. Durbin was elected Executive Vice
  Executive Vice President of      President of the Company and Chief Operating
  the Company and Chief            Officer of Crestline Hotels & Resorts in
  Operating Officer of             March 2001. Mr. Durbin was Executive Vice
  Crestline Hotels & Resorts       President of Crestline Hotels & Resorts from
                                   March 2000 until March 2001. Prior to
                                   joining the Company, Mr. Durbin was the
                                   President and co-founder of The Durbin
                                   Companies, Inc., a privately-held hotel
                                   management and development company. Prior to
                                   forming The Durbin Companies, Mr. Durbin
                                   held several positions during his 15-year
                                   career with Marriott International,
                                   including General Manager of Marriott's
                                   Essex House in New York City.

 Steven J. Fairbanks.........   37 Mr. Fairbanks is Executive Vice President
  Executive Vice President,        for Lodging and Senior Living Investments of
  Lodging and Senior Living        the Company. Prior to joining the Company,
  Investments                      Mr. Fairbanks was an employee of Host
                                   Marriott. He joined Host Marriott in 1996 as
                                   Vice President-Acquisitions. In 1997, he was
                                   elected Senior Vice President-Acquisitions
                                   of Host Marriott. Prior to joining Host
                                   Marriott, he served as Vice President of
                                   Capital Management and Development
                                   Corporation from 1992 until 1996.

 Tracy M.J. Colden...........   39 Ms. Colden is Senior Vice President, General
  Senior Vice President,           Counsel and Corporate Secretary of the
  General Counsel and              Company. Prior to joining the Company, Ms.
  Corporate Secretary              Colden was an employee of Host Marriott. She
                                   joined Host Marriott as an attorney in 1996.
                                   She was promoted to Senior Attorney of Host
                                   Marriott in June 1996 and became Assistant
                                   General Counsel of Host Marriott in June
                                   1997. Prior to joining Host Marriott, Ms.
                                   Colden was an attorney with the law firm of
                                   Hogan & Hartson L.L.P.

 Larry K. Harvey ............   36 Mr. Harvey is Senior Vice President,
  Senior Vice President,           Treasurer and Controller of the Company. Mr.
  Treasurer and Controller         Harvey was elected Treasurer of the Company
                                   in January 2000. Prior to joining the
                                   Company, Mr. Harvey was an employee of Host
                                   Marriott. In 1995, Mr. Harvey was Director-
                                   Corporate Accounting of Host Marriott. He
                                   was promoted to Senior Director-Corporate
                                   Accounting of Host Marriott in 1997 and Vice
                                   President-Corporate Accounting of Host
                                   Marriott in 1998. Prior to joining Host
                                   Marriott, Mr. Harvey was with the public
                                   accounting firm of PricewaterhouseCoopers
                                   LLP.

Item 11. Executive Compensation

Summary Compensation Table

  The following Summary Compensation Table shows the compensation paid by the Company to the Chief Executive Officer and the other four most highly compensated executive officers (other than the Chief Executive Officer) of the Company in fiscal years 1999 and 2000.

                                                                          All Other
                         Fiscal                    Restricted   Stock    Compensation
     Name                 Year  Salary(1)  Bonus    Stock(2)  Options(#)    (3)(4)
     ----                ------ --------- -------- ---------- ---------- ------------
Bruce D. Wardinski......  2000  $600,000  $630,000 $      --   250,000     $111,885
 Chairman of the Board,   1999   530,000   556,500  1,224,172  750,000       94,450
 President and Chief
 Executive Officer

James L. Francis........  2000   365,000   328,000        --       --        61,850
 Executive Vice           1999   330,000   297,000    604,638  397,736       29,159
 President and Chief
 Financial Officer

Donald R. Trice(5)......  2000   300,000   150,000    259,688  125,000       19,385
 President and Chief
 Executive Officer,
 Crestline Hotels &
 Resorts

David L. Durbin.........  2000   250,000   156,250    243,282  100,000       14,672
 Executive Vice
 President of the
 Company and Chief
 Operating Officer,
 Crestline Hotels &
 Resorts

Steven J. Fairbanks.....  2000   250,000   187,500        --       --        36,347
 Executive Vice           1999   200,000   150,000    299,456  126,570       17,186
 President, Lodging &
 Senior Living
 Investments

--------
(1) Salary amounts include both base salary earned and paid in cash during the fiscal year, and the amount of base salary deferred at the election of the executive officer.
(2) Includes restricted stock and deferred bonus stock. Restricted stock awards are subject to general restrictions, such as continued employment and non-competition. Holders of restricted stock receive dividends and exercise voting rights on their restricted shares. Deferred bonus stock represents awards that were earned while employees at Host Marriott pursuant to its stock plans prior to the Company's spin-off but which, as part of the spin-off, were converted from Host Marriott common stock to Company common stock on a basis which did not increase or decrease the economic value of the awards. The Company is not currently awarding deferred bonus stock to its executive officers. Subject to earlier vesting resulting from death, disability, retirement at age 55 with ten years of service or approved retirement after 20 years of service, deferred bonus stock contingently vests in ten equal installments beginning one year after the award is granted. As of December 29, 2000, the total number of deferred bonus stock, restricted stock and the aggregate values of these shares, respectively, was as follows: Mr. Wardinski, 1,119 shares, 96,000 shares, $24,130 and $2,457,024; Mr. Francis, 637 shares, 48,000 shares,
    $12,820 and $1,228,512; Mr. Trice, 0 shares, 15,000 shares, $0 and
    $383,910; Mr. Durbin, 0 shares, 15,000 shares, $0 and $383,910; and
    Mr. Fairbanks, 132 shares, 24,000 shares, $2,657 and $614,256.
(3) This column includes the following Company matching contributions made under the Company's Retirement and Profit Sharing Plan and Executive Deferred Compensation Plan for fiscal 2000, respectively: Mr. Wardinski, $10,200 and $96,829; Mr. Francis, $10,200 and $49,151; Mr. Trice, $3,732
    and $15,653; Mr. Durbin, $2,441 and $12,231; and Mr. Fairbanks, $10,200
    and $24,935.
(4) Includes imputed income for federal income tax purposes in the amounts of $4,856, $2,499, and $1,212 for Messrs. Wardinski, Francis, and Fairbanks, respectively, resulting from interest rates below the Applicable Federal Rate charged on loans financed by the Company. See "Certain Relationships and Related Transactions-Other Transactions and Relationships."

(5) Mr. Trice resigned from his position as President and Chief Executive Officer, Crestline Hotels & Resorts, effective March 6, 2001.

Stock Option Tables

  The following two tables show information concerning options to purchase the Company's common stock granted in fiscal year 2000 under the 1998 Amended and Restated Comprehensive Stock Incentive Plan (the "Comprehensive Stock Incentive Plan").

                    Stock Option Grants In Last Fiscal Year

                                 % of Total
                                   Stock
                         Stock    Options
                        Options  Granted to                          Grant Date
                        Granted Employees in   Exercise   Expiration  Present
   Name                 (1)(#)  Fiscal Year  Price ($/Sh)  Date(2)    Value(3)
   ----                 ------- ------------ ------------ ---------- ----------
Bruce D. Wardinski..... 250,000     42.7%      $18.8125    01/21/15  $3,235,394
Donald R. Trice........ 125,000     21.4       $17.3125    03/06/15  $1,473,509
David L. Durbin........ 100,000     17.1       $16.2188    03/14/15  $1,104,337

--------
(1) Under the Comprehensive Stock Incentive Plan, the Company granted non-qualified options.
(2) The options become exercisable in annual increments of one-third of the shares covered thereby beginning on the first anniversary of the date of grant. Each option has a fifteen-year term, so long as the holder remains an employee of the Company.
(3) These values were established using a binomial option pricing valuation model. Assumptions used to calculate the grant date present value of option shares granted during fiscal 2000 were in accordance with Statement of Financial Accounting Standard No. 123, as follows:

    Expected Volatility--The standard deviation of the continuously compounded rates of return calculated on the average daily stock price over a period of time immediately preceding the grant to the time period since the Company's stock began trading. The volatility was 47.6%.

    Risk-Free Interest Rate--A risk-free interest rate of 6.7%, 6.3% and 6.3%, respectively.

    Dividend Yield--The expected annual dividend yield was $0.00; there were no dividends paid in the past.

    Expected Life--The expected life of the grant was ten years, calculated based on the historical expected life of similar grants.

             Aggregated Stock Option/SAR Exercises in Last Fiscal
                    Year and Fiscal Year-End Option Values

                                                  Number of Shares Underlying        Value of Unexercised in
                                                 Unexercised Options at Fiscal       the Money Stock Options
                           Shares                         Year End(#)                 at Fiscal Year End(1)
                         Acquired on    Value    --------------------------------   -------------------------
   Name                  Exercise(#) Realized($)  Exercisable      Unexercisable    Exercisable Unexercisable
   ----                  ----------- ----------- --------------   ---------------   ----------- -------------
Bruce D. Wardinski......     --         $ --              355,956           666,667 $4,488,773   $8,147,251
James L. Francis........     --           --              160,380           237,390  2,118,576    3,084,409
Donald R. Trice.........     --           --                  --            125,000        --     1,035,188
David L. Durbin.........     --           --                  --            100,000        --       937,520
Steven J. Fairbanks.....     --           --               44,678            84,380    688,249    1,323,416

--------
(1) Certain of these options were received as a result of the spinoff of the Company from Host Marriott to replace options to purchase shares of Host Marriott common stock on terms which did not increase or decrease the economic value of the options.

Compensation of Directors

  Directors who are also officers of the Company receive no additional compensation for their services as directors. Directors who are not officers of the Company and who are elected by the holders of Company common stock receive an annual retainer fee of $15,000 and 2,000 shares of Company common stock, as well as an attendance fee of $1,250 for each stockholders' meeting, meeting of the Board of Directors and meeting of a committee of the Board of Directors, regardless of the number of meetings held on a given day. The chair of each committee of the Board of Directors receives an additional annual retainer fee of $1,000. Any individual director receiving these fees may elect to defer payment of all such fees or any portion thereof pursuant to the Company's Executive Deferred Compensation Plan and/or the Company's Non-Employee Directors' Deferred Stock Compensation Plan. The Non-Employee Directors' Deferred Stock Compensation Plan provides for each non-employee director to elect to receive the annual director stock grant of 2,000 shares of Company common stock paid in lump sum immediately or in annual installments beginning at such time as such individual is no longer a member of the Board of Directors. This annual director stock grant of 2,000 is effective following each annual meeting of stockholders. Directors are also reimbursed for travel expenses and other out-of-pocket costs incurred while attending meetings or visiting the Company's hotel properties or senior living communities.

Employment Arrangements

  Certain of the terms and conditions of employment of Bruce D. Wardinski, James L. Francis, Donald R. Trice and David L. Durbin are also governed by written employment agreements which are reviewed annually for salary adjustments by the Compensation Policy Committee of the Board of Directors. Mr. Wardinski and Mr. Francis receive annual salaries of $600,000 and $365,000, respectively and which, subject to renewal, continue until December 31, 2001. In the event of a termination by the Company without cause, a resignation by Mr. Wardinski or Mr. Francis for good reason (assignment of duties inconsistent with his position, requirement of work at location outside a 75-mile radius of current location, the Company's failure to pay any compensation, or a substantial reduction in compensation as a whole, excluding reductions caused by a failure to achieve performance targets), or a resignation by Mr. Wardinski or Mr. Francis for any reason upon 60 days' written notice within twenty-four months for Mr. Wardinski, or twelve months for Mr. Francis, of either a change in control of the Company or a change in the federal income tax law that would allow Host Marriott or an entity or entities in which Host Marriott owns a substantial economic interest to operate its hotels without adversely affecting its qualification for tax purposes as a real estate investment trust (a "Tax Law Change"), then
Mr. Wardinski or Mr. Francis, as the case may be, will receive continued payment of his base salary for a period of time (twenty-four months for Mr. Wardinski, twelve months for Mr. Francis), life, health and disability benefits (during the same respective periods), vesting as of the last day of employment in any unvested portion of any stock option or any restricted stock previously issued, a pro-rata share of any bonus to which he would have been entitled for the fiscal year in which the employment terminated and if the payments and benefits to be received would subject Mr. Wardinski or Mr. Francis to an excise tax on excess payments, an amount necessary to provide a net after-tax benefit equal to the amount that would have been received had such excise tax not applied. As a result of the Tax Law Change, effective January 1, 2001, Mr. Wardinski and Mr. Francis are eligible to terminate employment for any reason and receive the salary continuation and other benefits provided by their employment agreements. Both Mr. Wardinski and Mr. Francis have advised the Board of Directors that they have no present intent to terminate their employment as a result of the Tax Law Change.

  Mr. Trice resigned as President and Chief Executive Officer of Crestline Hotels & Resorts effective March 6, 2001. Effective as of that same date, Mr. Trice was appointed Vice Chairman of the Board of Directors of Crestline Hotels & Resorts. Prior to his resignation, Mr. Trice was employed pursuant to the terms of an employment agreement which continued until March 6, 2003 and provided for an annual salary of $300,000, annual incentive bonus and certain rights on termination of employment. Pursuant to agreement with Crestline Hotels & Resorts and the terms of his employment agreement, Mr. Trice will continue to receive payment of his annual salary and insurance benefit coverage through March 6, 2003, a pro-rated bonus for 2001, and vesting in the unvested portion of his stock options and restricted stock. Crestline Hotels & Resorts has also entered into a consulting agreement with Mr. Trice to perform certain hotel management, leasing and related consulting services for a two-year period commencing on March 6, 2001, for a fee of $50,000 per year plus the reimbursement of reasonable out of pocket expenses.

  Mr. Durbin receives an annual salary of $250,000 and which, subject to renewal, continues until March 14, 2003. In the event of a termination by the Company without cause or a resignation by Mr. Durbin for good reason (assignment of duties inconsistent with his position, the Company's failure to pay any compensation or a substantial reduction in compensation as a whole, excluding reductions caused by a failure to achieve performance targets or, a change in control of the Company) Mr. Durbin will receive a pro-rated bonus based upon the goals achieved during the year in which the termination occurs plus an amount equal to the lesser of the base salary for a twelve month period or the base salary for any unexpired balance of the three year term of his employment agreement, and vesting as of the last day of employment in any unvested portion of any stock option or any restricted stock previously issued and if the payments would be subject to an excise tax on an excess payment, an amount necessary to provide a net after-tax benefit equal to the amount that would be received had such excise tax applied.

  Certain of the terms and conditions of employment regarding severance issues for senior executives without employment agreements are governed by a written "Change in Control/Separation Pay Plan (the "Separation Plan")." The Separation Plan provides a basic framework of severance benefits following a Change in Control of the Company in the event of an eligible employee's termination by the Company without cause or in the case of senior executives, termination by the employee for good reason. Employees as of June 25, 1999 and any other employees designated by the Compensation Policy Committee of the Board of Directors are eligible to participate. The Company will pay senior executives covered by the Separation Plan twelve months' base pay and will continue to pay life, health and disability insurance. In addition, the unvested portion of any stock option, restricted stock and deferred stock will vest and the employee will receive a pro-rata share of any bonus to which he or she would have been entitled. The Separation Plan terminates on December 31, 2001, and the Company cannot amend the plan in a manner adverse to the participants prior to January 1, 2002. A change in control occurs if any person acquires more than 35% of the Company outstanding common stock or outstanding voting securities, if, immediately following a merger or consolidation, any person, who did not already own such stock, owns more than 35% of the outstanding shares of voting stock of the surviving entity, if the Company sells all or substantially all of its assets, if the directors on June 25, 1999 and directors whose nominations are approved by a majority of such directors cease to be majority of directors at any time prior to December 31, 2001, or any other event that the Board of Directors determines would materially alter the structure or business of the Company or its ownership.

  On December 4, 2000, the Compensation Policy Committee amended the Separation Plan to extend coverage under the Separation Plan to 18 employees who were hired by the Company after June 25, 1999 and thus were not previously covered under the Separation Plan. The Compensation Policy Committee also amended the Separation Plan as it applies to senior executives to allow the Company to count as a "Credited Year of Service" an employee's service with any other business acquired by the Company Group (as defined in the Separation
Plan) (to the extent the Company Group counts such service for other benefit purposes) and permit the rounding up of fractional years of service.

Compensation Committee Interlocks and Insider Participation

  During fiscal year 2000, the Company's Compensation Policy Committee was composed of three non-employee members of the Board of Directors:
Messrs. Aron, Wilson and Wildish. Mr. Wildish chairs the Committee. Each member of the Compensation Policy Committee qualifies as an "outside director" under applicable securities and tax law rules.

  In addition, no executive officer of the Company served as a member of the compensation committee of another entity or on the board of any of the Compensation Policy Committee members.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth the number of shares of Company common stock beneficially owned as of March 1, 2001 by (i) each person serving as an executive officer or director of the Company, (ii) all director nominees,
(iii) all directors, director nominees and executive officers as a group and
(iv) persons or entities owning 5% or more of the outstanding shares of Company common stock.

                                                 Number of          Percent of
Name and Address of Beneficial Owner(1)           Shares            Shares(2)
---------------------------------------          ---------          ----------
Directors:
  Bruce D. Wardinski............................   902,338(3)(4)        5.6
  Adam M. Aron..................................     9,000                *
  Louise M. Cromwell............................     8,601                *
  Kelvin L. Davis...............................     4,500(5)             *
  John W. Marriott III..........................   319,411(6)           2.0
  John B. Morse, Jr.............................     2,501(5)             *
  Michael A. Wildish............................     8,001                *
  William L. Wilson.............................     5,000(5)             *
Executive Officers:
  David L. Durbin...............................    48,524(3)(4)          *
  Steven J. Fairbanks...........................   136,308(3)(4)          *
  James L. Francis..............................   382,591(3)(4)        2.4
  Donald R. Trice...............................   140,000(3)(4)(7)       *
All Directors, Director Nominees and Executive
 Officers as a Group (14 persons)............... 2,160,396             14.0
Other 5% Beneficial Owners:
  J.W. Marriott, Jr. ...........................   924,080(8)           6.0
  Richard E. Marriott...........................   881,913(9)           5.7
  Blackstone Entities........................... 1,370,423(10)          8.9
  Brahman Entities.............................. 1,391,830(11)          9.0
  Perry Corp. .................................. 1,254,900(12)          8.2
  Performance Capital Entities.................. 1,502,500(13)          9.8

--------
 *  Less than 1%
(1) Unless otherwise indicated, the address of each beneficial owner is 6600 Rockledge Drive, Suite 600, Bethesda, Maryland 20817.
(2) For purposes of computing the percentage of outstanding shares held by each person, all shares of Company common stock that such person has the right to acquire within 60 days pursuant to the exercise of stock options are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the ownership percentage of any other person.
(3) As of March 1, 2001, there were 15,400,387 shares of Company common stock outstanding. For purposes of this table, a person is deemed to have "beneficial ownership" of the number of shares of common stock of the Company that such person would have had the right to acquire within 60 days after March 1, 2001 upon exercise of options to purchase shares of common stock granted pursuant to the Comprehensive Stock Incentive Plan. The following number of shares can be acquired by the named executives through the exercise of Company stock options exercisable within 60 days after March 1, 2001: Mr. Wardinski, 689,290; Mr. Durbin, 33,334; Mr. Fairbanks, 86,868; Mr. Francis, 292,959; and Mr. Trice, 125,000.
(4) Includes shares of unvested restricted stock awarded pursuant to the Comprehensive Stock Incentive Plan to executives as follows: Mr. Wardinski, 72,000; Mr. Durbin, 15,000; Mr. Fairbanks, 18,000; Mr. Francis, 36,000; and Mr. Trice, 15000. See "Executive Compensation; Summary Compensation Table."
(5) The shares herein do not include non-employee director annual deferred share awards or stock units representing fees deferred at the election of non-employee directors under the Company's Non-

    Employee Directors' Deferred Stock Compensation Plan. The combined number of shares (i) subject to deferred share awards and (ii) in stock unit accounts of non-employee directors as of March 1, 2001, were as follows:
    Mr. Davis, 3,554; Mr. Morse, 5,117; and Mr. Wilson 1,873. Neither deferred share awards nor stock units carry voting rights or are transferrable. Deferred share awards and stock units are distributed following retirement as a director.
(6) Includes 1,440 shares held by Mr. Marriott as trustee for three trusts for the benefit of his children; 1,914 shares owned by three trusts for the benefit of his children in which his wife serves as co-trustee; 315 shares owned by his wife, and 270,759 shares held by JWM Family Enterprises LP in which Mr. Marriott is President and CEO of the corporate general partner and J.W. Marriott, Jr. is the controlling stockholder.
(7) Mr. Trice resigned from his position as President and Chief Executive Officer of Crestline Hotels & Resorts, effective March 6, 2001. See "Executive Compensation: Employment Arrangements."
(8) J.W. Marriott, Jr. and Richard E. Marriott have reported and filed jointly a Schedule 13G under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the Securities and Exchange Commission (the "Commission") in relation to the Company. Includes: (i) 222,484 shares for which J.W. Marriott, Jr., has the sole power to vote, or to direct the vote, and to dispose, or direct the disposition of; and (ii) 702,324 shares for which J.W. Marriott, Jr. shares the powers to vote, or to direct the vote, and to dispose, or direct the disposition of (including 416,723 shares also beneficially owned by Richard E. Marriott and 270,759 shares also beneficially owned by John W. Marriott III). Does not include
    (i) shares held by the adult children of J.W. Marriott, Jr. as trustees for trusts established for grandchildren of J.W. Marriott, Jr. and Richard
    E. Marriott; or (ii) shares owned directly or indirectly by certain members of the Marriott family; J. W. Marriott, Jr. disclaims beneficial ownership of all such shares. The principal address of J.W. Marriott, Jr. and Richard E. Marriott is 10400 Fernwood Road, Bethesda, Maryland 20817.
(9) Includes: 228,097 shares for which Richard E. Marriott has the sole powers to vote, or direct the vote, and to dispose, or direct the disposition of; and (ii) 653,816 shares for which Richard E. Marriott shares the powers to vote, or to direct the vote, and to dispose, or to direct the disposition of (including 416,723 shares also beneficially owned by J.W. Marriott, Jr.). Does not include (i) shares held by the adult children of Richard E. Marriott as trustees for trusts established for grandchildren of Richard
    E. Marriott and J.W. Marriott, Jr.; or (ii) shares owned directly or indirectly by certain members of the Marriott family; Richard E. Marriott disclaims beneficial ownership of all such shares.
(10) Represents the shares of common stock held by Blackstone Real Estate Partners II L.P. ("BRE II"); Blackstone Real Estate Holdings II L.P. ("BREH II"); Blackstone Real Estate Partners II T.E. 1 L.P. ("BRE II TE 1"); Blackstone Real Estate Partners II T.E. 2 L.P. ("BRE II TE 2"); Blackstone Real Estate Partners II T.E. 3 L.P. ("BRE II TE 3"); Blackstone Real Estate Partners II T.E. 4 L.P. ("BRE II TE 4"); Blackstone Real Estate Partners II T.E. 5 L.P. ("BRE II TE 5"); Blackstone Real Estate Partners I L.P. ("BRE I"); Blackstone Real Estate Partners Two L.P. ("BRE Two"); Blackstone Real Estate Partners Three L.P. ("BRE Three"); Blackstone Real Estate Partners IV L.P. ("BRE IV"); Blackstone RE Capital Partners L.P. ("BRECP"); Blackstone RE Capital Partners II L.P. ("BRECP II"); Blackstone RE Offshore Capital Partners L.P. ("BOC"); Blackstone Real Estate Holdings L.P. ("BREH"); CR/RE L.L.C. ("CRRE"); BRE Logan Hotel Inc. ("Logan"); BRE/Cambridge L.L.C. ("Cambridge"); the general partner of BRE I, BRE Two, BRE Three, BRE IV, BRECP, BRECP II, and BOC, Blackstone Real Estate Associates L.P. ("BREA"); the general partner of BRE II, BRE II TE 1, BRE II TE 2, BRE II TE 3, BRE II TE 4, and BRE II TE 5, Blackstone Real Estate Associates II L.P. ("BREA II"); the general partner of BREH II and BREA II, Blackstone Real Estate Management Associates II L.P. ("BREMA II"); the general partner of BREH and BREA, BREA L.L.C. ("BREA LLC"); the general partner of BREMA II, BREA II L.L.C. ("BREA II LLC"); Peter G. Peterson ("Peterson") and Stephen A. Schwarzman ("Schwarzman"), who are the founding members of BREA LLC and BREA II LLC; and John G. Schreiber, a limited partner in BREA and BREA II (collectively all such persons and entities, the "Blackstone Entities"). The Blackstone Entities have reported in a Schedule 13G under the Exchange Act filed with the Commission, that the Blackstone Entities may be deemed to beneficially own in the aggregate 1,370,423 shares of Company common stock and by reason of their ability to control BREA LLC, BREA II LLC and Logan, Peterson and Schwarzman have shared power to vote or to direct the vote and to dispose or to direct the disposition of the shares of common stock that may be deemed to be beneficially owned by BREA LLC,

    BREA II LLC and Logan and, accordingly, may be deemed to beneficially own 1,368,474 shares of common stock. The principal business address for each of the non-individual Blackstone Entities and Messrs. Peterson and Schwarzman is 345 Park Avenue, 31st Floor, New York, New York 10154. The principal business address for Mr. Schreiber is Schreiber Investments, 1115 East Illinois Road, Lake Forest, Illinois 60045.
(11) Represents the shares of common stock held by Brahman Partners II, L.P. ("BPII"); Brahman Institutional Partners, L.P. ("BIP"); BY Partners, L.P. ("BYP"); Brahman C.P.F. Partners, L.P. ("BCPF"); Brahman Management, L.L.C. ("BMLLC"), Brahman Capital Corp. ("BCC"), Peter Hochfelder, Robert
     J. Sobel and Mitchell A. Kuflik (BPII, BIP, BYP, BCPF, BMLLC, BCC and Messrs. Hochfelder, Sobel and Kuflik, collectively, the "Brahman Entities"). The Brahman Entities have reported in Amendment No. 2 to their Schedule 13G under the Exchange Act filed with the Commission, that the Brahman Entities could be deemed to beneficially own an aggregate of 1,391,830 shares of Company common stock: BMLLC is the sole general partner of BPII, BIP, BYP and BCPF. Pursuant to an investment advisory contract, BCC has the power to vote and dispose of shares of Company common stock held by BYP and Brahman Partners II Offshore, Ltd. ("BPO"). Messrs. Hochfelder, Sobel and Kuflik are the managing members of BMLLC and the executive officers and directors of BCC. Of the 1,391,830 shares of Company common stock, BPII has shared voting and dispositive power over 116,200; BCPF has shared voting and dispositive power over 201,000; BIP has shared voting and dispositive power over 311,900; BYP has shared voting and dispositive power over 762,730; BMLLC has shared voting and dispositive power over 1,378,230; and each of Messrs. Hochfelder, Sobel and Kuflik has shared voting and dispositive power over 1,391,830. The principal business address for the Brahman Entities is 277 Park Avenue, 26th Floor, New York, New York 10172. The principal business address for BPO is c/o Citco, N.V., Kaya Flamboyan 9, Willemstad, Curacao, Netherland Antilles.
(12) Represents shares of common stock of the Company that are held by Perry Corp. Perry Corp. and Richard C. Perry reported in a Schedule 13G under the Exchange Act, filed with the Commission, that Perry Corp. beneficially owned 1,254,900 shares of Company common stock with sole dispositive power and sole voting power over all such shares. Richard C. Perry is the President and sole stockholder of Perry Corp. The principal business address of Perry Corp. and Richard C. Perry is 599 Lexington Avenue, New York, New York 10022.
(13) Represents the shares of common stock held by Performance Capital, L.P. ("PCI"); Performance Capital II, L.P. ("PCII"); Performance Offshore, Ltd. ("POL"); Brett Fialkoff, IRA, an individual retirement account for the benefit of Brett Fialkoff ("BF"), and Jordan Warner (PCI, PCII, POL, Brett Fialkoff, IRA and Mr. Warner, collectively, the "Performance Entities"). The Performance Entities have filed an amendment to their
     Schedule 13G under the Exchange Act filed with the Commission, that indicates that the Performance Entities could be deemed to beneficially own an aggregate of 1,502,500 shares of Company common stock: Of the foregoing shares, PCI, PCII, POL, BF and Jordan Warner have reported ownership of 1,203,800 shares, 211,600 shares, 87,100 shares, 100 shares and 7,000 shares, respectively. PCI's sole general partner is Performance Capital, LLC ("PCLLC") which has sole voting and dispositive power over the shares held by PCI. PCII's sole general partner is Performance Management, LLC ("PMLLC") which has sole voting and dispositive power over the shares held by PCII. Performance Management Holding Corp. ("PMHC") is the sole investment manager of POL and has sole voting and dispositive power over the shares held by POL. BF has sole voting and dispositive power over the shares held by BF. Brian Warner has sole voting and dispositive power over the shares held by Jordan Warner. Brian Warner is the sole manager of each of PCLLC and PMLLC. Brian Warner and BF are the members of each of PCLLC and PMLLC. Brian Warner is the President and sole director of PMHC and Brian Warner and BF are its shareholders. Jordan Warner is a retired individual who resides at 137 Golf View Drive, Jericho, New York 11753. The principal business address for PCI, PCII, PCLLC, PMLLC, PMHC, Brina Warner and BF is 767 Third Avenue, 16th Floor, New York, New York 10017. The principal business address for POL is Corporate Centre, West Bay Road, P.O. Box 31106 SMB, Grand Cayman, Cayman Islands, B.W.I.

Item 13. Certain Relationships and Related Transactions

Relationship with Host Marriott

  Richard E. Marriott and J.W. Marriott, Jr. beneficially own approximately 7.8% and 6.6%, respectively, of the common stock of Host Marriott. Richard E. Marriott is the Chairman of the Board of Host Marriott and J.W. Marriott, Jr. is a director of Host Marriott. Based upon the relationship between the Company, Messrs. Richard E. Marriott and J.W. Marriott, Jr. and Host Marriott, information describing the Company's relationships with Host Marriott (see "Business and Properties--Relationship with Host Marriott after the Distribuiton") has been provided herein.

  Lease payments earned by Host Marriott in 2000 totaled $1,298 million for the full-service hotel leases and $82.4 million for the limited-service hotel subleases. Asset management fees earned by the Company totaled $4.1 million in 2000.

Relationship with Marriott International

  Mr. John W. Marriott III, a director of the Company, is also Executive Vice President--Sales and Marketing of Marriott International. Mr Marriott is the son of J.W. Marriott Jr. Mr. J.W. Marriott, Jr. and Richard E. Marriott beneficially own approximately 12.6% and 12.2%, respectively, of the outstanding Class A common stock of Marriott International. J.W. Marriott, Jr. is Chairman of the Board and Chief Executive Officer of Marriott International and Richard E. Marriott is a director of Marriott International. Based upon the relationship between the Company, Messrs. Richard E. Marriott and J.W. Marriott, Jr. and Marriott International, information describing the Company's relationships with Marriott International (see "Business and Properties-- Relationship with Marriott International") has been provided herein.

  Management fees earned by Marriott International in 2000 totaled $223.7 million for the full-service hotel leases, $47.1 million for the leased, subleased and owned limited-service hotels and $15.7 million for the senior living communities. Franchise fees earned by Marriott International in 2000 totaled $5.3 million for the full-service hotel leases and $4.7 million for the Company-managed hotels.

Other Transactions and Relationships

  Pursuant to an Executive Stock Loan Program approved by the Board of Directors, certain executives purchased shares of Company stock at the then fair market value of the shares financed with loans from the Company. The loans bear interest at 5.5% and are for a maximum term of eight years, 11 months. The loans are secured by the stock purchased and are recourse to the executives. As of the end of fiscal year 2000, the outstanding loan balances for executive officers are as follows: Mr. Wardinski, $1,055,700; Mr. Francis, $529,500; Mr. Fairbanks, $263,475; Ms. Colden, $226,000; and Mr. Harvey,
$224,469.

 Louise M. Cromwell, who is a director of the Company, is Senior Counsel in the Real Estate Practice Group of the law firm of Shaw Pittman in Washington, D.C. Shaw Pittman provides certain real estate-related and employee benefit-related legal services to the Company.

  Michael A. Wildish, who is director of the Company, is a Managing Director in the investment firm of Credit Suisse First Boston. Mr. Wildish joined the firm from Donaldson, Lufkin & Jenrette ("DLJ"), which Credit Suisse First Boston acquired in November 2000. DLJ received fees totaling $52,180 in 2000 from the Company for assistance in connection with the Company's stock repurchase program. The Company is no longer using the services of DLJ or Credit Suisse First Boston for its stock repurchase program.

(3) EXHIBITS

 Exhibit
   No.   Description
 ------- -----------
   3.1   --Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Amendment No. 2 to Registration Statement on Form S-
          1 dated November 12, 1998)
   3.2   --Bylaws (incorporated by reference to Exhibit 3.2 to the Company's
          Registration Statement on Form S-1 dated September 9, 1998)
   3.3   --Articles of Amendment and Restatement of Articles of Incorporation
          (incorporated by reference to Exhibit 3.3 to the Company's Amendment
          No. 2 to Registration Statement on Form S-1 dated November 12, 1998)
   3.4   --Amendment to the Company's Amended and Restated Articles of
          Incorporation dated June 19, 2000 (incorporated by reference to
          Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q dated July
          28, 2000)
   4.1   --Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 2 to Registration Statement on Form S-
          1 dated November 12, 1998)
 #10.1   --Form of Hotel Lease Agreement between a Subsidiary of Host Marriott and HPT for Limited-Service Hotels (incorporated by reference to
          Exhibit 10.2 to the Company's Amendment No. 2 to Registration
          Statement on Form S-1 dated November 12, 1998)
  10.2   --Form of Hotel Sublease Agreement between the Company and Host
          Marriott for Limited-Service Hotels (incorporated by reference to
          Exhibit 10.3 to the Company's Amendment No. 3 to Registration
          Statement on Form S-1 dated November 20, 1998)
 #10.3   --Form of Limited-Service Hotel Management Agreement between the
          Company and Marriott International (incorporated by reference to
          Exhibit 10.6 to the Company's Amendment No. 2 to Registration
          Statement on Form S-1 dated November 12, 1998)
 #10.4   --Form of Communities Operating Agreement between the Company and
          Marriott International (incorporated by reference to Exhibit 10.7 to the Company's Amendment No. 2 to Registration Statement on Form S-1
          dated November 12, 1998)
  10.5   --Form of First Amendment to Communities Operating Agreement
          (incorporated by reference to Exhibit 10.8 to the Company's Amendment
          No. 2 to Registration Statement on Form S-1 dated November 12, 1998)
  10.6   --Form of Amended and Restated Communities Non-Competition Agreement
          (incorporated by reference to Exhibit 10.10 to the Company's
          Amendment No. 2 to Registration Statement on Form S-1 dated November
          12, 1998)
  10.7   --Form of Tax Sharing Agreement between the Company and Host Marriott
          (incorporated by reference to Exhibit 10.14 to the Company's
          Amendment No. 3 to Registration Statement on Form S-1 dated November
          20, 1998)
  10.8   --Form of Employee Benefits and Other Employment Matters Allocation
          Agreement between the Company and Host Marriott (incorporated by reference to Exhibit 10.18 to the Company's Amendment No. 2 to
          Registration Statement on Form S-1 dated November 12, 1998)
  10.9   --Tax Matters Agreement dated June 21, 1997 among the Company, Host
          Marriott, Forum, Marriott International and MSLS (incorporated by reference to Exhibit 10.22 to the Company's Amendment No. 2 to
          Registration Agreement on Form S-1 dated November 12, 1998)
  10.10  --Indemnity Agreement dated June 21, 1997 among the Company, Host
          Marriott, Marriott International and MSLS (incorporated by reference to Exhibit 10.23 to the Company's Amendment No. 2 to Registration
          Agreement on Form S-1 dated November 12, 1998)
  10.11  --Distribution Agreement dated as of December 28, 1998 by and among
          Host Marriott Corporation, Host Marriott, L.P., the Company, Fernwood
          Hotel Assets, Inc. And Rockledge Hotel Properties, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated
          December 30, 1998)
  10.12  --The Company's 1998 Amended and Restated Comprehensive Stock
          Incentive Plan dated September 15, 1999

 Exhibit
   No.   Description
 ------- -----------
 10.13   --Acquisition and Exchange Agreement dated November 13, 2000 by and among the Company and Host Marriott L.P. (incorporated by reference to the Company's Current Report on Form 8-K dated November 13, 2000)
 10.14   --The Company's Change in Control Separation Pay Plan dated June 25,
          1999
 10.15   --Amendment to the Company's Change in Control Separation Pay Plan
          dated December 4, 2000
 10.16   --Employment Agreement between the Company and Bruce D. Wardinski dated June 23, 1999
 10.17   --Employment Agreement between the Company and James L. Francis dated
          June 23, 1999
 10.18   --Employment Agreement between Crestline Hotels & Resorts, Inc. and
          David L. Durbin dated March 14, 2000
 10.19   --Amendment to the Employment Agreement between Crestline Hotels &
          Resorts, Inc. and David L. Durbin dated December 4, 2000
 10.20   --Employment Agreement between Crestline Hotels & Resorts, Inc. and
          Donald R. Trice dated March 6, 2000
 21      --Subsidiaries of Crestline Capital Corporation

--------
# Agreement filed is illustrative of numerous other agreements to which the Company will be a party.

(b) Reports On Form 8-K

 . November 13, 2000--Report that the Company reached a definitive agreement with a subsidiary of Host Marriott on November 13, 2000 for the purchase and sale of the Company's entities owning lease rights to Host Marriott's portfolio of full-service hotels.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on March 29, 2001.

                                          Crestline Capital Corporation

                                                  /s/ James L. Francis
                                          By: _________________________________
                                                      James L. Francis
                                               Executive Vice President,Chief
                                                     Financial Officer


  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                            Title                     Date
              ---------                            -----                     ----

      /s/ Bruce D. Wardinski           Chairman of the Board of         March 29, 2001
______________________________________  Directors, President and
          Bruce D. Wardinski            Chief Executive Officer
                                        (Principal Executive Officer)

       /s/ James L. Francis            Executive Vice President,        March 29, 2001
______________________________________  Chief Financial Officer
           James L. Francis             (Principal Financial Officer)

       /s/ Larry K. Harvey             Senior Vice President,           March 29, 2001
______________________________________  Treasurer and Controller
           Larry K. Harvey              (Principal Accounting Officer)

         /s/ Adam M. Aron              Director                         March 29, 2001
______________________________________
             Adam M. Aron

      /s/ Louise M. Cromwell           Director                         March 29, 2001
______________________________________
          Louise M. Cromwell

       /s/ Kelvin L. Davis             Director                         March 29, 2001
______________________________________
           Kelvin L. Davis

     /s/ John W. Marriott III          Director                         March 29, 2001
______________________________________
         John W. Marriott III

      /s/ John B. Morse, Jr.           Director                         March 29, 2001
______________________________________
          John B. Morse, Jr.

      /s/ Michael A. Wildish           Director                         March 29, 2001
______________________________________
          Michael A. Wildish

      /s/ William L. Wilson            Director                         March 29, 2001
______________________________________
          William L. Wilson

                                                                    SCHEDULE III
                                                                     Page 1 of 2

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 29, 2000
                                 (in thousands)

                                                                    Gross Amount at
                          Initial Costs                            December 29, 2000
                  ------------------------------             ------------------------------
                                                 Subsequent                                                 Date of
                                    Buildings &     Costs             Buildings &           Accumulated  Completion of   Date
                    Debt     Land   Improvements Capitalized   Land   Improvements  Total   Depreciation Construction  Acquired
  Description     -------- -------- ------------ ----------- -------- ------------ -------- ------------ ------------- --------
The Remington
Club ...........
San Diego, CA     $ 11,229 $ 10,419   $ 60,442    $    864   $ 10,419   $ 61,306   $ 71,725   $ (7,034)       N/A         1997
The Forum at
Memorial Woods..
Houston, TX         23,159    5,163     30,688       9,829      5,163     40,517     45,680     (3,599)       N/A         1997
The Forum at
Park Lane.......
Dallas, TX          23,769    5,472     34,903       1,011     12,353     29,033     41,386     (2,670)       N/A         1997
The Forum at
Knightsbridge...
Columbus, OH        21,068      --      30,970       7,648        --      38,618     38,618     (3,501)       N/A         1997
Other
properties, each
less than 5% of
total...........   233,678   96,797    385,656      86,496     92,790    476,159    568,949    (43,030)       N/A      Various
                  -------- --------   --------    --------   --------   --------   --------   --------
Total...........  $312,903 $117,851   $542,659    $105,848   $120,725   $645,633   $766,358   $(59,834)
                  ======== ========   ========    ========   ========   ========   ========   ========
                  Depreciation
                      Life
  Description     ------------
The Remington
Club ...........
San Diego, CA            40
The Forum at
Memorial Woods..
Houston, TX              40
The Forum at
Park Lane.......
Dallas, TX               40
The Forum at
Knightsbridge...
Columbus, OH             40
Other
properties, each
less than 5% of
total...........    Various
Total...........

                                                                   SCHEDULE III
                                                                    Page 2 of 2

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 29, 2000
                                (in thousands)

Notes:

(A) The change in total cost of properties for the fiscal years ended 2000, 1999 and 1998 is as follows:

   Balance as of January 2, 1998...................................... $620,770
    Additions:
     Contributions from Host Marriott.................................    7,801
     Acquisitions.....................................................   18,779
     Capital expenditures.............................................    8,653
                                                                       --------
   Balance as of January 1, 1999......................................  656,003
    Additions:
     Acquisitions.....................................................   78,574
     Capital expenditures.............................................   12,670
    Deductions:
     Loss on impairment...............................................   (3,522)
                                                                       --------
   Balance as of December 31, 1999....................................  743,725
    Additions:
     Acquisitions.....................................................   21,114
     Capital expenditures.............................................    6,640
    Deductions:
     Dispositions.....................................................   (5,121)
                                                                       --------
   Balance as of December 29, 2000.................................... $766,358
                                                                       ========

(B) The change in accumulated depreciation and amortization of real estate assets for the fiscal years 2000, 1999 and 1998 is as follows:

   Balance as of January 2, 1998..................................... $ (8,696)
     Depreciation and amortization...................................  (16,664)
                                                                      --------
   Balance as of January 1, 1999.....................................  (25,360)
     Depreciation and amortization...................................  (16,625)
                                                                      --------
   Balance as of December 31, 1999...................................  (41,985)
     Depreciation and amortization...................................  (17,969)
     Dispositions....................................................      120
                                                                      --------
   Balance as of December 29, 2000................................... $(59,834)
                                                                      ========

(C) The aggregate cost of properties for Federal income tax purposes is approximately $672,139,000 at December 29, 2000.