Form 10-Q
period 2001-03-23
CRESTLINE CAPITAL CORP
filed 2001-05-07
CIK 1070752

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



For the Quarter Ended March 23, 2001                 Commission File No. 1-14635


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

                                                           Yes   X     No  _____
                                                               -----



                                                              Shares outstanding
      Class                                                    at April 20, 2001
-------------------                                            -----------------
Common Stock, $.01
par value per share                                                   15,413,000
                                                                      ----------

================================================================================

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            Page No.
                                                                            --------
Part I.        FINANCIAL INFORMATION (Unaudited):
    Item 1.    Financial Statements


               Condensed Consolidated Balance Sheets -                            3
                 March 23, 2001 and December 29, 2000

               Condensed Consolidated Statements of Operations -                  4
                 Twelve Weeks Ended March 23, 2001 and
                 March 24, 2000

               Condensed Consolidated Statements of Cash Flows -                  5
                 Twelve Weeks Ended March 23, 2001 and
                 March 24, 2000

               Notes to Condensed Consolidated Financial Statements               6

    Item 2.    Management's Discussion and Analysis of Results of                 8
                 Operations and Financial Condition

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk        16

Part II.       OTHER INFORMATION AND SIGNATURE                                   17

                        PART I.  FINANCIAL INFORMATION
                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                      March 23,    December 29,
                                                                        2001           2000
                                                                     ----------    ----------
                                                                     (unaudited)
                                        ASSETS
Property and equipment, net........................................  $  749,544     $ 745,476
Hotel working capital..............................................       9,333        89,650
Due from hotel managers............................................      10,968        64,611
Due from Marriott Senior Living Services...........................      11,033         6,106
Other assets.......................................................      78,569        76,030
Cash and cash equivalents..........................................     186,156        35,534
                                                                     ----------    ----------
                                                                     $1,045,603    $1,017,407
                                                                     ==========    ==========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Debt:
  Mortgage debt....................................................  $  277,018     $ 312,903
  Other debt.......................................................      25,788        26,049
                                                                     ----------    ----------
                                                                        302,806       338,952
 Hotel working capital notes payable to Host Marriott.............        9,333        89,650
                                                                     ----------    ----------
   Total debt.....................................................      312,139       428,602
Income taxes payable..............................................       88,582             -
Accounts payable and accrued expenses.............................        9,498        12,518
Lease payable.....................................................        9,251        62,005
Deferred income taxes.............................................       63,288        67,866
Other liabilities.................................................       26,332        34,328
                                                                     ----------    ----------
   Total liabilities..............................................      509,090       605,319
                                                                     ----------    ----------
Shareholders' equity:
  Common stock, 75 million shares authorized, 22.2 million and
   22.1 million shares both issued and outstanding, respectively,
   $.01 par value.................................................          222           221
 Additional paid-in capital.......................................      448,511       447,817
 Retained earnings................................................      214,686        90,956
 Treasury stock, 6.7 million shares...............................     (126,906)     (126,906)
                                                                     ----------    ----------
   Total shareholders' equity.....................................      536,513       412,088
                                                                     ----------    ----------
                                                                     $1,045,603    $1,017,407
                                                                     ==========    ==========

           See Notes to Condensed Consolidated Financial Statements.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Twelve Weeks Ended March 23, 2001 and March 24, 2000
               (unaudited, in thousands, except per share data)

                                                          2001        2000
                                                          ----        ----
REVENUES
Hotels
 Rooms...............................................  $118,567   $  606,577
 Food and beverage...................................    13,486      264,582
 Other...............................................     8,960       69,879
                                                       --------   ----------
  Total hotel revenues...............................   141,013      941,038
                                                       --------   ----------
Senior living
 Routine.............................................    57,796       54,224
 Ancillary...........................................     5,051        5,556
                                                       --------   ----------
  Total senior living revenues.......................    62,847       59,780
                                                       --------   ----------
Other revenues.......................................         -        1,433
Equity in earnings of affiliates.....................       192          219
                                                       --------   ----------
 Total revenues......................................   204,052    1,002,470
                                                       --------   ----------
OPERATING COSTS AND EXPENSES
Hotels
 Property-level operating costs and expenses
  Rooms..............................................    25,389      141,939
  Food and beverage..................................    10,284      192,955
  Other..............................................    46,385      235,892
 Other operating costs and expenses
  Management fees....................................    11,943       60,346
  Lease expense......................................    39,253      292,076
  Depreciation and amortization......................     1,571        1,008
  Other..............................................       958          164
                                                       --------   ----------
   Total hotel operating costs and expenses..........   135,783      924,380
                                                       --------   ----------
Senior living
 Property-level operating costs and expenses
  Routine............................................    36,813       34,733
  Ancillary..........................................     2,855        3,334
 Other operating costs and expenses
  Depreciation and amortization......................     5,518        5,401
  Management fees....................................     4,057        3,666
  Property taxes and other...........................     1,953        2,177
                                                       --------   ----------
   Total senior living operating costs and expenses..    51,196       49,311
                                                       --------   ----------
Other operating costs and expenses...................        96        1,021
                                                       --------   ----------
  Total operating costs and expenses.................   187,075      974,712
                                                       --------   ----------
OPERATING PROFIT.....................................    16,977       27,758
Gain on sale of full-service hotel leases............   200,313            -
Minority interest expense............................         -         (275)
Corporate expenses...................................    (3,613)      (3,861)
Interest expense.....................................    (6,986)      (7,252)
Interest income......................................     3,021          612
                                                       --------   ----------
INCOME BEFORE INCOME TAXES...........................   209,712       16,982
Provision for income taxes...........................   (85,982)      (6,963)
                                                       --------   ----------
NET INCOME...........................................  $123,730   $   10,019
                                                       ========   ==========

BASIC EARNINGS PER COMMON SHARE......................  $   8.03   $      .59
                                                       ========   ==========

DILUTED EARNINGS PER COMMON SHARE....................  $   7.67   $      .57
                                                       ========   ==========

           See Notes to Condensed Consolidated Financial Statements.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Twelve weeks ended March 23, 2001 and March 24, 2000
                           (unaudited, in thousands)

                                                                   2001       2000
                                                                   ----       ----
OPERATING ACTIVITIES
Net income....................................................  $123,730   $ 10,019
Adjustments to reconcile net income to cash from operations:
  Depreciation and amortization...............................     7,243      6,600
  Amortization of debt premiums and deferred financing costs..       283       (119)
  Income taxes................................................    85,473      4,477
  Other.......................................................       483          7
  Change in other operating accounts..........................    (3,159)   (19,182)
                                                                --------   --------
Cash from operations..........................................   214,053      1,802
                                                                --------   --------
INVESTING ACTIVITIES
 Acquisitions.................................................   (16,308)   (14,120)
 Hotel lease security deposits................................    (8,346)         -
 Expansions of senior living communities......................         -     (3,204)
 Other capital expenditures...................................    (1,985)    (1,903)
 Dispositions.................................................         -      6,206
 Other........................................................      (804)    (3,318)
                                                                --------   --------
Cash used in investing activities.............................   (27,443)   (16,339)
                                                                --------   --------
FINANCING ACTIVITIES
 Repayments of debt...........................................      (988)    (1,282)
 Repurchases of common stock..................................       (96)    (5,963)
 Draws on credit facility.....................................         -     15,000
 Repayments on credit facility................................   (35,000)         -
 Other........................................................        96       (388)
                                                                --------   --------
Cash provided by (used in) financing activities...............   (35,988)     7,367
                                                                --------   --------
Increase (decrease) in cash and cash equivalents..............   150,622     (7,170)
Cash and cash equivalents, beginning of period................    35,534     36,774
                                                                --------   --------
Cash and cash equivalents, end of period......................  $186,156   $ 29,604
                                                                ========   ========



           See Notes to Condensed Consolidated Financial Statements.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The accompanying condensed consolidated financial statements of Crestline Capital Corporation and subsidiaries (the "Company") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000.

   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of March 23, 2001 and the results of operations and cash flows for the twelve weeks ended March 23, 2001 and March 24, 2000. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

   Approximately one-fourth of the Company's leased full-service hotels have managers that have a different accounting calendar from the Company. For these hotels, which record revenues on a monthly basis versus the four week period for the Company, the accompanying condensed consolidated financial statements reflect only two months of operations. The Company recorded three months of operations in each of the second and third quarters and four months of operations in the fourth quarter. All but one of the subsidiaries owning the leasehold interests in the full-service hotel leases were sold in the first quarter of 2001 with an effective date of January 1, 2001 (see Note 4).

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

   A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows:

                                                                 Twelve Weeks Ended
                                                                --------------------
                                                                March 23,  March 24,
                                                                  2001       2000
                                                                 ------     ------
                                                                  (in thousands)
   Weighted average number of common shares outstanding.....     15,399     16,971
   Assuming distribution of common shares granted under
    the comprehensive stock plan, less shares assumed
    purchased at average market price.......................        724        481
                                                                 ------     ------
   Shares utilized for the calculation of diluted earnings
    per share...............................................     16,123     17,452
                                                                 ======     ======

3. The Company currently operates in four business segments: hotel management, hotel ownership, limited-service leasing and senior living community ownership. The Company's managed hotels are upscale limited-service and full-service hotels operated under the Marriott, Hilton, Hyatt, Sheraton, Crowne Plaza, Renaissance, Courtyard by Marriott, Residence Inn, and Holiday Inn brand names. The Company's owned limited-service hotels are operated under the Residence Inn as well as Courtyard by Marriott brand names. The Company's leased limited-service hotels are operated under the Courtyard by Marriott, Residence Inn, TownePlace Suites by Marriott and SpringHill Suites by Marriott brands. The Company's senior living communities are operated under Marriott brands.

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

                                                                  Twelve Weeks Ended March 23, 2001
                                 --------------------------------------------------------------------------------------------------
                                   Full-Service    Limited-Service      Hotel       Hotel       Senior    Corporate
                                  Hotel Leasing     Hotel Leasing     Ownership   Management    Living     & Other    Consolidated
                                 ----------------  ----------------  -----------  ----------  ----------  ----------  -------------
                                                                           (in thousands)
Revenues.......................         $ 28,745           $92,469      $10,008       $9,791    $62,847     $   192     $  204,052
Operating profit...............              254             2,350        2,473          153     11,651          96         16,977
Interest income................            2,500                 9           80           29        224         179          3,021
Interest expense...............              (23)              (87)      (1,047)           -     (5,829)          -         (6,986)
Gain on sale and other.........          200,313                 -            -            -          -      (3,613)       196,700
Income (loss) before
 income taxes..................          203,044             2,272        1,506          182      6,046      (3,338)       209,712
Depreciation and amortization..                -                 6        1,110          455      5,518         154          7,243

                                                                 Twelve Weeks Ended March 24, 2001
                                 --------------------------------------------------------------------------------------------------
                                   Full-Service    Limited-Service      Hotel       Hotel       Senior    Corporate
                                  Hotel Leasing     Hotel Leasing     Ownership   Management    Living     & Other    Consolidated
                                 ----------------  ----------------  -----------  ----------  ----------  ----------  -------------
                                                                           (in thousands)
Revenues.......................         $855,366           $68,779      $ 9,004       $7,889    $59,780     $ 1,652     $1,002,470
Operating profit...............           12,109             1,730        2,549          270     10,469         631         27,758
Interest income................              317                 2           68            -        119         106            612
Interest expense...............             (980)              (94)      (1,072)           -     (5,106)          -         (7,252)
Other..........................                -                 -         (275)           -          -      (3,861)        (4,136)
Income (loss) before
 income taxes..................           11,446             1,638        1,270          270      5,482      (3,124)        16,982
Depreciation and amortization..                -                 -          858          150      5,401         191          6,600

4. On November 13, 2000, the Company entered into an agreement with a subsidiary of Host Marriott Corporation ("Host Marriott') for the purchase and sale of the Company's subsidiaries owning the leasehold interests in the full-service hotels leased from Host Marriott. The purchase and sale transaction generally transferred ownership of the Company's subsidiaries owning the full-service hotel leasehold interests to a subsidiary of Host Marriott for a total consideration of $205 million in cash. On January 10, 2001, upon the receipt of all required consents, the purchase and sale transaction was completed for $201 million, which reflects the deferral of the sale of one of the leases for $4 million. The Company recognized a pre-tax gain on the transaction of $200 million in the first quarter of 2001, net of transaction costs. The effective date of the transaction was January 1, 2001.

5. On March 23, 2001, the Company acquired the remaining 18% limited partnership interest in Marriott Residence Inn USA Limited Partnership ("Residence Inn USA") for $11.4 million. Residence Inn USA owns ten Residence Inn hotels that are managed by Marriott International, Inc. ("Marriott International") under a long-term management agreement. The purchase price of the limited partnership interests approximated fair value, and accordingly, no portion of the purchase price has been expensed.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

     Certain matters discussed herein or delivered in connection with this Form 10-Q are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Certain, but not necessarily all, of such statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates" or "anticipates" or the negative thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements of the Company to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. These may include: (i) national and local economic and business conditions or governmental regulations that will affect demand, prices, wages or other costs for hotels and senior living communities; (ii) the level of rates and occupancy that can be achieved by such properties; (iii) the Company's ability to compete effectively in areas such as access, location, quality of properties and rate structures;
(iv) the ability to maintain the properties in a first-class manner (including meeting capital expenditure requirements); (v) the availability and terms of financing; and (vi) changes to the public pay systems for medical care and the need for compliance with environmental, licensure and safety requirements. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions and business opportunities, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues

     Hotel revenues represent property-level revenues from owned and leased hotels, as well as managed hotels operated under lease agreements and management fees from managed hotels operated under management agreements. Senior living revenues represent property-level revenues. Overall revenues decreased by $798 million, or 80%, to over $204 million for the first quarter of 2001 from over $1 billion for 2000. The significant decrease in revenues is attributable primarily to the sale of all but one of the full-service hotel leases effective January 1, 2001.

     Revenues by segment were as follows:

                                       Twelve Weeks Ended
                                      ---------------------
                                       March 23,  March 24,
                                         2001        2000
                                      ---------  ----------
                                         (in thousands)
     Full-service hotel leasing.....   $ 28,745  $  855,366
     Limited-service hotel leasing..     92,469      68,779
     Hotel ownership................     10,008       9,004
     Hotel management...............      9,791       7,889
     Senior living..................     62,847      59,780
     Other..........................        192       1,652
                                       --------  ----------
                                       $204,052  $1,002,470
                                       ========  ==========

     Full-Service Hotel Leasing. Full-service hotel lease revenues were $28.7 million in the first quarter of 2001 compared to $855 million in 2000. The significant decrease in revenues is due to the sale of all but one of the full-service hotel leases in 2001 with an effective date of January 1, 2001.

     Limited-Service Hotel Leasing. Leased limited-service hotel revenues increased by $23.7 million, or 34%, to $92.5 million in 2001. The significant increase in revenue is due primarily to the incremental revenues from the addition of two limited-service hotel portfolios during the second half of 2000 and first quarter of 2001. Excluding the new limited-service hotel lease portfolios, comparable limited-service hotel lease revenues increased $2.5 million, or 3.7%. REVPAR for the Company's subleased Courtyard by Marriott hotel properties increased 6.0% due to an increase in average room rates of 7.3%, partially offset by a decrease in average occupancy of almost one percentage point. REVPAR for the Company's subleased Residence Inn properties increased 1.1% due to an increase in average room rates of 5.3%, partially offset by a decrease in average occupancy of over three percentage points. The table below sets forth certain information for the Company's leased limited-service hotels.


                                                   Twelve Weeks Ended
                                                 ----------------------
                                                 March 23,   March 24,
                                                   2001        2000
                                                 ---------   ----------
Subleased Courtyard (53 Properties)
Room rate......................................    $104.34     $ 97.28
Room rate increase.............................        7.3%          -
Occupancy......................................       75.2%       76.1%
REVPAR.........................................    $ 78.47     $ 74.05
REVPAR increase................................        6.0%          -

Subleased Residence Inns (18 Properties)
Room rate......................................    $107.12     $101.77
Room rate increase.............................        5.3%          -
Occupancy......................................       78.2%       81.4%
REVPAR.........................................    $ 83.73     $ 82.84
REVPAR increase................................        1.1%          -

Leased Limited-Service Hotels (29 Properties)
Room rate......................................    $102.43           -
Occupancy......................................       71.4%          -
REVPAR.........................................    $ 73.13           -

     Hotel Ownership. Revenue for the Company's owned hotels increased $1.0 million, or 11%, to $10.0 million in the first quarter of 2001. Excluding the impact of one hotel sold in February 2000 and one hotel that opened in December 2000, comparable owned hotel revenues increased by 4.4%. The table below sets forth certain information for the Company's owned hotels.

                                                      Twelve Weeks Ended
                                                   ----------------------
                                                   March 23,   March 24,
                                                     2001      2000
                                                   ---------   ----------
Comparable Owned Residence Inns (10 Properties)
Room rate........................................    $108.18     $101.58
Room rate increase...............................        6.5%          -
Occupancy........................................       82.6%       83.9%
REVPAR...........................................    $ 89.38     $ 85.26
REVPAR increase..................................        4.8%          -

   Hotel Management. Revenue for the Company's managed hotels increased $1.9 million, or 24%, to $9.8 million in the first quarter of 2001. The Company entered into the hotel management business in March 2000 with the acquisition of two hotel management portfolios. The significant increase in revenues is attributable to the incremental impact of a full quarter of revenues from the hotels in those two hotel management portfolios, as well as the net increase in management contracts from the prior year. The table below sets forth certain information for the Company's managed hotels. The information includes periods prior to the Company's management and includes comparable hotels that were open for both periods.

                                                       Twelve Weeks Ended
                                                     ----------------------
                                                     March 23,   March 24,
                                                        2001      2000
                                                     ---------   ----------
   Full-Service Hotels
   Room rate.......................................    $120.60     $118.52
   Occupancy.......................................       71.9%       67.8%
   REVPAR..........................................    $ 86.69     $ 80.33

   Limited-Service Hotels
   Room rate.......................................    $ 79.13     $ 77.57
   Occupancy.......................................       71.6%       75.3%
   REVPAR..........................................    $ 56.69     $ 58.39

     Senior Living. Senior living community revenues increased by $3.1 million, or 5.1%, to $62.8 million in the first quarter of 2001. The increase in revenues is primarily due to the increase in the average daily rate. The average daily rate increased 6.2% while average occupancy increased slightly. The table below sets forth certain information for the Company's senior living communities.

                                           Twelve Weeks Ended March 23, 2001
                                        -------------------------------------
                                        Units  Average Daily Rate  Occupancy
                                        -----  ------------------  ----------
Independent Living....................  3,980         $ 86.20       93.5%
Assisted Living.......................  1,623           99.09       87.6
Special Care..........................    256          127.24       91.9
Healthcare............................  1,639          136.85       89.5
                                        -----         -------       ----
  Combined............................  7,497         $101.16       91.3%
                                        =====         =======       ====

                                           Twelve Weeks Ended March 24, 2001
                                        -------------------------------------
                                        Units  Average Daily Rate  Occupancy
                                        -----  ------------------  ----------
Independent Living....................  3,980         $ 82.31       94.6%
Assisted Living.......................  1,623           92.86       85.4
Special Care..........................    256          124.43       76.8
Healthcare............................  1,638          126.68       89.5
                                        -----         -------       ----
 Combined.............................  7,497         $ 95.21       90.9%
                                        =====         =======       ====

     Other. Other revenues totaled $192,000 in the first quarter of 2001 compared to $1.7 million in the first quarter of 2000. Other revenues in the first quarter of 2000 consisted primarily of fees earned from Host Marriott for the Company's full-service hotel asset management group. The Company terminated its asset management agreement in connection with the sale of the full-service hotel leases in 2001.

Operating Profit

     The Company's total operating profit decreased $10.8 million, or 39%, to $17.0 million for the first quarter of 2001. The significant decrease in operating profit is due primarily to the sale of all but one of the full-service hotel leases in 2001. Excluding the operating profit from the full-service hotel leases, operating profit increased 6.9% over the prior year.

     Operating profit by segment was as follows:


                                                       Twelve Weeks Ended
                                                       ---------------------
                                                          2001       2000
                                                       ---------  ----------
                                                       March 23,   March 24,
                                                          (in thousands)
     Full-service hotel leasing....................    $   254    $12,109
     Limited-service hotel leasing.................      2,350      1,730
     Hotel ownership...............................      2,473      2,549
     Hotel management..............................        153        270
     Senior living.................................     11,651     10,469
     Other.........................................         96        631
                                                       -------    -------
                                                       $16,977    $27,758
                                                       =======    =======

     Full-Service Hotel Leasing. Operating profit for the Company's full-service hotel leases was $254,000 in the first quarter of 2001 compared to $12.1 million in the prior year. The significant decrease in operating profit is due to the sale of all but one of the full-service hotel leases in the first quarter of 2001 with an effective date of January 1, 2001.

     Limited-Service Hotel Leasing. Operating profit for the Company's limited-service hotel leases increased by $620,000, or 36%, to $2.4 million in the first quarter of 2001. The significant increase in operating profit is attributable to the acquisition of two limited-service hotel lease portfolios in the second half of 2000 and the first quarter of 2001. Excluding the impact of the two new limited-service hotel lease portfolios, comparable operating profit increased by 13%.

     Hotel Ownership. Operating profit for the Company's owned hotels decreased by $76,000, or 3.0%, to $2.5 million in the first quarter of 2001. Comparable operating profit remained unchanged from the prior year.

     Hotel Management. Operating profit for the Company's managed hotels decreased by $117,000 to $153,000 in the first quarter of 2001. The operating results for the Company's hotel management business were impacted by the timing of the revenue recognition of certain base and incentive management revenue and the amortization expense of the acquisition cost of the management business. The Company recognizes management fee revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101 which provides that contingent revenue should be recorded in the period in which the contingency is resolved. For certain of the Company's management contracts, certain management fees are earned after specified thresholds for annual operating profit have been attained. The Company recognizes management fee revenue for those contracts when those thresholds are achieved which usually occurs in the fourth quarter. If the Company were to accrue these contingent revenues, the Company would have recorded an additional $266,000 and $67,000 of fee revenue in the first quarter of 2001 and 2000, respectively. SAB No. 101 does not have an impact on the full year operating profit. In addition, the Company recorded amortization expense of $455,000 and $150,000 in the first quarter 2001 and 2000, respectively, representing the amortization of the acquisition cost of the hotel management contracts and leases.

     Senior Living. Senior living community operating profit increased $1.2 million, or 11%, to $11.7 million in the first quarter of 2001. The significant increase in operating profit is due primarily to cost controls implemented by the Company's operator resulting in an increase in property-level profit margins of almost one percentage point.

     Other. Other operating profit was $96,000 in the first quarter of 2001 compared to $631,000 in the first quarter of 2000. The significant decrease from the prior year is attributable to the full-service hotel asset management contract with Host Marriott that was terminated in connection with the sale of the full-service hotel leases in 2001.

Gain on Sale of Full-Service Hotel Leases

     On January 10, 2001, the Company completed a purchase and sale transaction with Host Marriott whereby all but one of the Company's subsidiaries owning the full-service hotel leasehold interests were transferred to Host Marriott for cash consideration totaling $201 million. The effective date of the transaction was January 1, 2001. The Company recorded a gain on the transaction of $200 million, net of transaction costs.

Minority Interest

     For the first quarter of 2001, there was no minority interest expense compared to $275,000 in 2000. As a result of the acquisition of the remaining minority interest in our portfolio of 10 owned Residence Inns in the first quarter of 2001, the Company did not recognize any minority interest expense in first quarter of 2001.

Corporate Expenses

     Corporate expenses decreased $248,000 to $3.6 million for the first quarter of 2001.

     In the second quarter of 2001, the Company restructured its corporate office administration as a result of the sale of the full-service hotel leases in the first quarter of 2001. As a result, the Company recorded a corporate restructuring charge in the second quarter of 2001 for the severance of 17 corporate employees of approximately $6.1 million, including a $3.6 million non-cash charge for the acceleration of the vesting of stock options and stock awards. The Company expects an annual reduction in expenses of approximately $3 million due to the corporate restructuring.

Interest Expense

     Interest expense decreased $266,000 in the first quarter of 2001. The decrease in interest expense is due to the repayment of the full-service hotel working capital notes and the Company's line of credit, partially offset by additional mortgage debt obtained in the third quarter of 2000 on certain senior living communities. Interest expense includes $110,000 and $1.1 million in the first quarter of 2001 and 2000, respectively, related to interest on the hotel working capital notes payable to Host Marriott.

Interest Income

     Interest income increased $2.4 million to $3.0 million for the first quarter of 2001. The significant increase in interest income is due primarily to the additional interest earned on the cash proceeds from the sale of all but one of the full-service hotel leases on January 10, 2001 for $200 million, net of transaction costs.

Net Income

     Net income for the first quarter of 2001 was $123.7 million, or $7.67 per diluted share, compared to $10.0 million, or $.57 per diluted share, for the first quarter of 2000. The significant increase in diluted earnings per share in the first quarter of 2000 was due primarily to the gain on the sale of the full-service hotel leases discussed above, as well as a reduction of the Company's common stock outstanding due to the stock repurchases during 2000. The diluted earnings per common share for the first quarter of 2001 excluding the gain on the sale of the full-service hotel leases, net of taxes, was $.34.

EBITDA

     The Company's earnings before interest expense, taxes, depreciation and amortization and other non-cash items ("EBITDA") decreased $6.1 million, or 20%, to $23.7 million in the first quarter of 2001 as compared to the first quarter of 2000. The decrease in EBITDA from the prior year is attributable primarily due to the decrease in full-service hotel lease EBITDA due to the sale of the full-service hotel leases in 2001, partially offset by the incremental EBITDA from the new limited-service hotel leases and owned hotels, growth in senior living operating profit and interest income earned on the full-service hotel lease sale proceeds.

     The following is an EBITDA summary by segment and a reconciliation of EBITDA to the Company's net income:

                                                               Twelve Weeks Ended
                                                             ----------------------
                                                             March 23,   March 24,
                                                                2001        2000
                                                              --------     -------
                                                                (in thousands)
     Full-service hotel leases.............................   $    230     $11,127
     Limited-service hotel leases..........................      2,269       1,636
     Hotel ownership, net of minority owned distributions..      3,551       3,056
     Hotel management......................................        682         420
     Senior living.........................................     17,184      15,870
     Corporate and other, net of interest income...........       (239)     (2,342)
                                                              --------     -------
       EBITDA..............................................   $ 23,677     $29,767
                                                              ========     =======

     Pro forma EBITDA as adjusted for the sale of the
       full-service hotel leases /(1)/.....................   $ 20,947     $18,640
                                                              ========     =======

     EBITDA................................................   $ 23,677     $29,767
     Interest expense......................................     (6,986)     (7,252)
     Hotel working capital note interest expense...........        110       1,074
     Depreciation and amortization.........................     (7,243)     (6,600)
     Income taxes..........................................    (85,982)     (6,963)
     Gain on sale of full-service hotel leases.............    200,313           -
     Other non-cash charges, net...........................       (159)         (7)
                                                              --------     -------
       Net income..........................................   $123,730     $10,019
                                                              ========     =======

________________
(1) Pro forma EBITDA excludes full-service lease EBITDA for 2001 and 2000, as well as 2001 interest income of approximately $2,500,000 earned on the lease sale proceeds. Approximately $30 million of the lease sale proceeds were utilized to repay the Company's line of credit in the first quarter of 2001.

     The Company's interest coverage was 3.5 times for the first quarter of 2001compared to 4.7 times for the first quarter of 2000. Interest coverage is calculated as EBITDA divided by cash interest expense, which is defined as GAAP interest expense less amortization of deferred financing costs, amortization of debt premiums and the interest on the hotel working capital notes. The ratio of earnings to fixed charges was 5.8 to 1.0 for the first quarter of 2001 and 1.1 to 1.0 for the first quarter of 2000.

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

CASH FLOWS AND FINANCIAL CONDITION

     The Company's principal sources of liquidity are cash on hand, cash flow from operations and borrowings under the Company's line of credit. As of March 23, 2001, the Company had cash and cash equivalents of $186 million and restricted cash of $10.3 million, which is included in other assets in the accompanying condensed consolidated financial statements. The Company's restricted cash consists of funds transferred into segregated escrow accounts for (i) debt service, fixed asset, real estate tax and insurance reserves pursuant to the Company's secured debt agreements for certain of the senior living communities and owned hotels, and (ii) fixed asset reserves pursuant to the Company's senior living and owned hotel management agreements. As of March 23, 2001, there were no amounts outstanding under the Company's $100 million line of credit.

     Cash Flows. Cash from operations was $214 million for the first quarter of 2001 compared to $1.8 million for the first quarter of 2000. The cash from operations consists primarily of the cash from the proceeds from the sale of all but one of the full-service hotel leases, as well as cash flow generated by the Company's business segments. Cash used in investing activities was $27.4 million in the first quarter of 2001. The cash used in investing activities principally consists of the acquisition of the remaining minority interests in a portfolio of hotels, funding lease deposits and capital expenditures for renewals and replacements and expansions for the Company's owned hotels and senior living communities. Cash used in financing activities was $36.0 million for the first quarter of 2001. The Company's cash used in financing activities consists primarily of repayments of the Company's line of credit and debt principal repayments.

     Operating Activities. On November 13, 2000, the Company entered into an agreement with a subsidiary of Host Marriott for the purchase and sale of the Company's subsidiaries owning the leasehold interests in the full-service hotels leased from Host Marriott. The purchase and sale transaction generally transferred ownership of the Company's subsidiaries owning the full-service hotel leasehold interests to a subsidiary of Host Marriott for a total consideration of $205 million in cash. On January 10, 2001, upon the receipt of all required consents, the purchase and sale transaction was completed for $201 million, which reflects the deferral of the sale of one of the leases for $4 million. The Company recognized a pre-tax gain on the transaction of $200 million in the first quarter of 2001, net of transaction costs. The effective date of the transaction was January 1, 2001.

     Investing Activities. On March 23, 2001, the Company acquired the remaining 18% limited partnership interest in Marriott Residence Inn USA Limited Partnership ("Residence Inn USA") for $11.4 million. Residence Inn USA owns ten Residence Inn hotels that are managed by Marriott International under a long-term management agreement. The purchase price of the limited partnership interests approximated fair value, and accordingly, no portion of the purchase price has been expensed.

     In 2000, the Company entered into separate long-term lease agreements with Hospitality Properties Trust to lease 19 limited-service hotels and CNL Hospitality Corporation to lease nine limited-service hotels. All of the hotels are managed by Marriott International under long-term management agreements with the Company. As of December 29, 2000, six of the hotels were under construction and opened in the first quarter of 2001. Under the terms of the lease agreements, the Company made $8.3 million in security deposits in the first quarter of 2001.

     In the first quarter of 2001, the Company entered into a joint venture agreement to develop and own a Staybridge Suites by Holiday Inn in Stratford, Connecticut. The Company's total equity contribution is expected to be approximately $3 million for a 51% interest in the joint venture. The hotel is expected to open in the fourth quarter of 2001, and the Company will manage the hotel under a long-term management agreement.

     Also in the first quarter of 2001, the Company purchased a hotel in downtown Birmingham, Alabama for $3.2 million. The Company will renovate the hotel and convert it into a Courtyard by Marriott. The total cost of the project including the initial purchase price is expected to be approximately $15.6 million. The hotel is expected to reopen in the second quarter of 2002.

     Financing Activities. During the first quarter of 2001, the Company repaid its outstanding balance under its line of credit totaling $35 million with the proceeds from the sale of its full-service hotel leases, as well as operating cash flow.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company does not have significant market risk with respect to foreign currency exchanges or other market rate or price risks, and the Company does not hold any financial instruments for trading purposes. However, the Company does have certain debt obligations that are sensitive to changes in interest rates. The interest rates, fair values and future maturities associated with these financial instruments have not changed materially from the amounts reported in the Company's annual report on Form 10-K for the fiscal year ended December 29, 2000.

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



                                           CRESTLINE CAPITAL CORPORATION

May 7, 2001                                By: /s/ Larry K. Harvey
-----------                                    -------------------------
Date                                           Larry K. Harvey
                                               Senior Vice President, Treasurer
                                               and Controller (Chief Accounting
                                               Officer)