Form 10-Q
period 2001-07-15
CRESTLINE CAPITAL CORP
filed 2001-07-30
CIK 1070752

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



For the Quarter Ended June 15, 2001                  Commission File No. 1-14635


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

                                                           Yes   X     No  _____
                                                               -----



                                                              Shares outstanding
      Class                                                     at July 13, 2001
---------------                                                 ----------------
Common Stock, $.01
par value per share                                                   15,450,000
                                                                      ----------

================================================================================

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                  Page No.
                                                                                  --------
Part I.       FINANCIAL INFORMATION (Unaudited):

      Item 1. Financial Statements

              Condensed Consolidated Balance Sheets -                                  3
               June 15, 2001 and December 29, 2000

              Condensed Consolidated Statements of Operations -                        4
               Twelve Weeks Ended June 15, 2001 and June 16, 2000

              Condensed Consolidated Statements of Operations -                        5
               Twenty-Four Weeks Ended June 15, 2001 and June 16, 2000

              Condensed Consolidated Statements of Cash Flows -                        6
               Twenty-Four Weeks Ended June 15, 2001 and
               June 16, 2000

              Notes to Condensed Consolidated Financial Statements                     7

      Item 2. Management's Discussion and Analysis of Results of                      10
               Operations and Financial Condition

      Item 3. Quantitative and Qualitative Disclosures About Market Risk              19

Part II.      OTHER INFORMATION AND SIGNATURE                                         20

                         PART I.  FINANCIAL INFORMATION


                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                               June 15,         December 29,
                                                                                 2001               2000
                                                                              ----------        ------------
                                                                              (unaudited)
                                    ASSETS
Property and equipment, net..............................................     $  747,710       $   745,476
Hotel working capital....................................................          7,330            89,650
Due from hotel managers..................................................         11,128            64,611
Due from Marriott Senior Living Services.................................          9,289             6,106
Other assets.............................................................         83,888            76,030
Cash and cash equivalents................................................        201,188            35,534
                                                                              ----------       -----------
                                                                              $1,060,533       $ 1,017,407
                                                                              ==========       ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Debt:
 Mortgage debt...........................................................     $  276,093       $  312,903
 Other debt..............................................................         72,728           26,049
                                                                              ----------       ----------
                                                                                 348,821          338,952
 Hotel working capital notes payable to Host Marriott....................          7,330           89,650
                                                                              ----------       ----------
  Total debt.............................................................        356,151          428,602
Income taxes payable.....................................................         46,860                -
Accounts payable and accrued expenses....................................         12,074           12,518
Lease payable............................................................          9,286           62,005
Deferred income taxes....................................................         63,579           67,866
Other liabilities........................................................         24,889           34,328
                                                                              ----------       ----------
  Total liabilities......................................................        512,839          605,319
                                                                              ----------       ----------
Shareholders' equity:
 Common stock, 75 million shares authorized, 22.2 million and
  22.1 million shares both issued and outstanding, respectively,
  $.01 par value.........................................................            222              221
 Additional paid-in capital..............................................        452,600          447,817
 Retained earnings.......................................................        221,778           90,956
 Treasury stock, 6.7 million shares......................................       (126,906)        (126,906)
                                                                              ----------       ----------
  Total shareholders' equity.............................................        547,694          412,088
                                                                              ----------       ----------
                                                                              $1,060,533       $1,017,407
                                                                              ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.

                CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Twelve Weeks Ended June 15, 2001 and June 16, 2000
               (unaudited, in thousands, except per share data)

                                                         2001        2000
                                                       --------   ----------
REVENUES
Hotels
 Rooms...............................................  $124,403   $  713,654
 Food and beverage...................................    14,691      323,711
 Other...............................................     8,537       82,093
                                                       --------   ----------
  Total hotel revenues...............................   147,631    1,119,458
                                                       --------   ----------
Senior living
 Routine.............................................    57,919       54,778
 Ancillary...........................................     5,639        5,429
                                                       --------   ----------
  Total senior living revenues.......................    63,558       60,207
                                                       --------   ----------
Other revenues.......................................         -          808
Equity in earnings (losses) of affiliates............      (586)          34
                                                       --------   ----------
 Total revenues......................................   210,603    1,180,507
                                                       --------   ----------
OPERATING COSTS AND EXPENSES
Hotels
 Property-level operating costs and expenses
  Rooms..............................................    25,783      160,526
  Food and beverage..................................    10,230      229,720
  Other..............................................    47,092      267,921
 Other operating costs and expenses
  Management fees....................................    11,683       73,989
  Lease expense......................................    43,235      365,064
  Depreciation and amortization......................     1,668        1,186
  Other..............................................       815        1,100
                                                       --------   ----------
   Total hotel operating costs and expenses..........   140,506    1,099,506
                                                       --------   ----------
Senior living
 Property-level operating costs and expenses
  Routine............................................    36,729       35,063
  Ancillary..........................................     3,209        3,395
 Other operating costs and expenses
  Depreciation and amortization......................     5,572        5,501
  Management fees....................................     4,172        3,736
  Property taxes and other...........................     2,081        2,232
                                                       --------   ----------
   Total senior living operating costs and expenses..    51,763       49,927
                                                       --------   ----------
Other operating costs and expenses...................        53          847
                                                       --------   ----------
  Total operating costs and expenses.................   192,322    1,150,280
                                                       --------   ----------
OPERATING PROFIT.....................................    18,281       30,227
Gain on sale of full-service hotel leases............     4,146            -
Minority interest expense............................         -         (312)
Corporate expenses...................................    (9,641)      (4,544)
Interest expense.....................................    (6,481)      (7,421)
Interest income......................................     2,020          843
                                                       --------   ----------
INCOME BEFORE INCOME TAXES...........................     8,325       18,793
Provision for income taxes...........................    (1,233)      (7,705)
                                                       --------   ----------
NET INCOME...........................................  $  7,092   $   11,088
                                                       ========   ==========

BASIC EARNINGS PER COMMON SHARE......................  $    .46   $      .67
                                                       ========   ==========

DILUTED EARNINGS PER COMMON SHARE....................  $    .44   $      .65
                                                       ========   ==========

           See Notes to Condensed Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Twenty-four Weeks Ended June 15, 2001 and June 16, 2000
                (unaudited, in thousands, except per share data)

                                                         2001        2000
                                                       --------   ----------
REVENUES
Hotels
 Rooms...............................................  $242,970   $1,320,231
 Food and beverage...................................    28,177      588,293
 Other...............................................    17,497      151,972
                                                       --------   ----------
  Total hotel revenues...............................   288,644    2,060,496
                                                       --------   ----------
Senior living
 Routine.............................................   115,715      109,002
 Ancillary...........................................    10,690       10,985
                                                       --------   ----------
  Total senior living revenues.......................   126,405      119,987
                                                       --------   ----------
Other revenues.......................................         -        2,241
Equity in earnings (losses) of affiliates............      (394)         253
                                                       --------   ----------
 Total revenues......................................   414,655    2,182,977
                                                       --------   ----------
OPERATING COSTS AND EXPENSES
Hotels
 Property-level operating costs and expenses
  Rooms..............................................    51,172      302,465
  Food and beverage..................................    20,514      422,675
  Other..............................................    93,477      503,813
 Other operating costs and expenses
  Management fees....................................    23,626      134,335
  Lease expense......................................    82,488      657,140
  Depreciation and amortization......................     3,239        2,194
  Other..............................................     1,773        1,264
                                                       --------   ----------
   Total hotel operating costs and expenses..........   276,289    2,023,886
                                                       --------   ----------
Senior living
 Property-level operating costs and expenses
  Routine............................................    73,542       69,796
  Ancillary..........................................     6,064        6,729
 Other operating costs and expenses
  Depreciation and amortization......................    11,090       10,902
  Management fees....................................     8,229        7,402
  Property taxes and other...........................     4,034        4,409
                                                       --------   ----------
   Total senior living operating costs and expenses..   102,959       99,238
                                                       --------   ----------
Other operating costs and expenses...................       149        1,868
                                                       --------   ----------
  Total operating costs and expenses.................   379,397    2,124,992
                                                       --------   ----------
OPERATING PROFIT.....................................    35,258       57,985
Gain on sale of full-service hotel leases............   204,459            -
Minority interest expense............................         -         (587)
Corporate expenses...................................   (13,254)      (8,405)
Interest expense.....................................   (13,467)     (14,673)
Interest income......................................     5,041        1,455
                                                       --------   ----------
INCOME BEFORE INCOME TAXES...........................   218,037       35,775
Provision for income taxes...........................   (87,215)     (14,668)
                                                       --------   ----------
NET INCOME...........................................  $130,822   $   21,107
                                                       ========   ==========

BASIC EARNINGS PER COMMON SHARE......................  $   8.49   $     1.26
                                                       ========   ==========

DILUTED EARNINGS PER COMMON SHARE....................  $   8.10   $     1.23
                                                       ========   ==========

           See Notes to Condensed Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Twenty-four weeks ended June 15, 2001 and June 16, 2000
                           (unaudited, in thousands)

                                                                         2001       2000
                                                                         ----       ----
OPERATING ACTIVITIES
Net income....................................................         $130,822   $ 21,107
Adjustments to reconcile net income to cash from operations:
  Depreciation and amortization...............................           14,637     13,480
  Amortization of debt premiums and deferred financing costs..              567       (238)
  Non-cash restructuring charge...............................            3,614          -
  Income taxes................................................           43,675     (1,802)
  Other.......................................................            1,210      1,164
  Change in other operating accounts..........................           (5,419)     5,055
                                                                       --------   --------
Cash from operations..........................................          189,106     38,766
                                                                       --------   --------
INVESTING ACTIVITIES
 Acquisitions.................................................          (18,555)   (14,427)
 Hotel lease security deposits................................           (8,346)   (10,172)
 Expansions of senior living communities......................             (842)    (3,204)
 Other capital expenditures...................................           (3,672)    (4,489)
 Dispositions.................................................                -      6,206
 Other........................................................           (1,871)    (2,967)
                                                                       --------   --------
Cash used in investing activities.............................          (33,286)   (29,053)
                                                                       --------   --------
FINANCING ACTIVITIES
 Repurchases of common stock..................................             (953)   (19,115)
 Issuance of debt.............................................           47,000          -
 Draws on line of credit......................................                -     25,000
 Repayments of line of credit.................................          (35,000)    (5,000)
 Repayments of other debt.....................................           (1,767)    (2,365)
 Other........................................................              554       (281)
                                                                       --------   --------
Cash from (used in) used in financing activities..............            9,834     (1,761)
                                                                       --------   --------
Increase in cash and cash equivalents.........................          165,654      7,952
Cash and cash equivalents, beginning of period................           35,534     36,774
                                                                       --------   --------
Cash and cash equivalents, end of period......................         $201,188   $ 44,726
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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of June 15, 2001 and the results of operations and cash flows for the twelve and twenty-four weeks ended June 15, 2001 and June 16, 2000. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     For 2000, approximately one-fourth of the Company's leased full-service hotels had managers with a different accounting calendar from the Company. For these hotels, which record revenues on a monthly basis versus the four week period for the Company, the accompanying condensed consolidated financial statements for 2000 reflect only five months of operations. The Company recorded three months of operations in the third quarter and four months of operations in the fourth quarter. All but one of the subsidiaries owning the leasehold interests in the full-service hotel leases were sold in the first quarter of 2001 with an effective date of January 1, 2001. The remaining lease was sold in the second quarter of 2001. (See Note 4).

2. Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities.

     A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows:

                                                                        Twelve Weeks Ended  Twenty-four Weeks Ended
                                                                        ------------------  -----------------------
                                                                        June 15,  June 16,   June 15,     June 16,
                                                                          2001      2000       2001         2000
                                                                        --------  --------  ----------   ----------
                                                                                      (in thousands)
     Weighted average number of common shares outstanding.....            15,422    16,522      15,411       16,747
     Assuming distribution of common shares granted under
       the comprehensive stock plan, less shares assumed
       purchased at average market price.......................              771       440         747          452
                                                                        --------  --------  ----------   ----------
     Shares utilized for the calculation of diluted earnings
       per share...............................................           16,193    16,962      16,158       17,199
                                                                        ========  ========  ==========   ==========

3. The Company currently operates in four business segments: hotel management, hotel ownership, limited-service hotel leasing and senior living community ownership. The Company's managed hotels are upscale limited-service and full-service hotels operated under the Marriott, Hilton, Hyatt, Sheraton, Crowne Plaza, Renaissance, Courtyard by Marriott, Residence Inn, and Holiday Inn brand names. The Company's owned limited-service hotels are operated under the Residence Inn as well as Courtyard by Marriott brand names. The Company's leased limited-service hotels are operated under the Courtyard by Marriott, Residence Inn, TownePlace Suites by Marriott and SpringHill Suites by Marriott brands. The Company's senior living communities are operated under Marriott brands.

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

                                                                Twelve Weeks Ended June 15, 2001
                             ------------------------------------------------------------------------------------------------------
                               Full-Service    Limited-Service     Hotel         Hotel        Senior      Corporate
                              Hotel Leasing     Hotel Leasing    Ownership    Management      Living       & Other    Consolidated
                             ----------------  ----------------  ----------  -------------  -----------  -----------  -------------
                                                               (in thousands)
Revenues...................       $   30,241          $ 97,649     $10,824        $ 8,917     $ 63,558     $   (586)    $  210,603
Operating profit...........            1,041             2,649       3,120            315       11,795         (639)        18,281
Interest expense...........              (24)              (87)     (1,043)             -       (5,030)        (297)        (6,481)
Interest income............            1,729                 9          67             37          178            -          2,020
Gain on sale and other.....            4,146                 -           -              -            -       (9,641)        (5,495)
Income (loss) before
 income taxes..............            6,892             2,571       2,144            352        6,943      (10,577)         8,325
Depreciation and
 amortization..............                -                 6       1,239            424        5,425          300          7,394

                                                                Twelve Weeks Ended June 16, 2000
                             ------------------------------------------------------------------------------------------------------
                               Full-Service    Limited-Service     Hotel         Hotel        Senior      Corporate
                              Hotel Leasing     Hotel Leasing    Ownership    Management      Living       & Other    Consolidated
                             ----------------  ----------------  ----------  -------------  -----------  -----------  -------------
                                                               (in thousands)
Revenues...................       $1,025,582          $ 77,075     $ 9,199        $ 7,602     $ 60,207     $    842     $1,180,507
Operating profit (loss)....           15,347             2,060       2,790           (245)      10,280           (5)        30,227
Interest expense...........             (980)              (95)     (1,066)             -       (5,280)           -         (7,421)
Interest income............              532                 7          94              3          108           99            843
Other......................                -                 -        (312)             -            -       (4,544)        (4,856)
Income (loss) before
 income taxes..............           14,899             1,972       1,506           (242)       5,108       (4,450)        18,793
Depreciation and
 amortization..............                -                 -         791            395        5,501          193          6,880

                                                         Twenty-four Weeks Ended June 15, 2001
                             ------------------------------------------------------------------------------------------------------
                               Full-Service    Limited-Service     Hotel         Hotel        Senior      Corporate
                              Hotel Leasing     Hotel Leasing    Ownership    Management      Living       & Other    Consolidated
                             ----------------  ----------------  ----------  -------------  -----------  -----------  -------------
                                                               (in thousands)
Revenues...................       $   58,986          $190,118     $20,832        $18,708     $126,405     $   (394)    $  414,655
Operating profit...........            1,295             4,999       5,593            468       23,446         (543)        35,258
Interest expense...........              (47)             (174)     (2,090)             -      (10,859)        (297)       (13,467)
Interest income............            4,229                18         147             66          402          179          5,041
Gain on sale and other.....          204,459                 -           -              -            -      (13,254)       191,205
Income (loss) before
 income taxes..............          209,936             4,843       3,650            534       12,989      (13,915)       218,037
Depreciation and
 amortization..............                -                12       2,349            879       10,943          454         14,637

                                                         Twenty-four Weeks Ended June 16, 2000
                             ------------------------------------------------------------------------------------------------------
                               Full-Service    Limited-Service     Hotel         Hotel        Senior      Corporate
                              Hotel Leasing     Hotel Leasing    Ownership    Management      Living       & Other    Consolidated
                             ----------------  ----------------  ----------  -------------  -----------  -----------  -------------
                                                               (in thousands)
Revenues...................       $1,880,948          $145,854     $18,203        $15,491     $119,987     $  2,494     $2,182,977
Operating profit...........           27,456             3,790       5,339             25       20,749          626         57,985
Interest expense...........           (1,960)             (189)     (2,138)             -      (10,386)           -        (14,673)
Interest income............              849                 9         162              3          227          205          1,455
Other......................                -                 -        (587)             -            -       (8,405)        (8,992)
Income (loss) before
 income taxes..............           26,345             3,610       2,776             28       10,590       (7,574)        35,775
Depreciation and
 amortization..............                -                 -       1,650            545       10,902          383         13,480

4. On November 13, 2000, the Company entered into an agreement with a subsidiary of Host Marriott Corporation ("Host Marriott') for the purchase and sale of the Company's subsidiaries owning the leasehold interests in the full-service hotels leased from Host Marriott. The purchase and sale transaction generally transferred ownership of the Company's subsidiaries owning the full-service hotel leasehold interests to a subsidiary of Host Marriott for a total consideration of $205 million in cash. On January 10, 2001, upon the receipt of all required consents, the purchase and sale transaction was completed for $201 million, which reflected the deferral of the sale of one of the leases for $4 million. The Company recognized a pre-tax gain on the transaction of $200 million in the first quarter of 2001, net of transaction costs. The effective date of the transaction was January 1, 2001. The remaining lease was sold in the second quarter of 2001 and the Company recognized an additional pre-tax gain of $4 million, net of transaction costs.

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

6. In the second quarter of 2001, the Company restructured its corporate operations due to the sale of the full-service hotel leases in the first quarter of 2001. As a result, the Company recorded a corporate restructuring charge in the second quarter of 2001 for the severance of 17 corporate employees of approximately $6.1 million, which is included in corporate expenses on the accompanying condensed consolidated statements of operations. Included in the restructuring charge is a $3.6 million non-cash charge for the acceleration of the vesting of stock options and stock awards. As of June 15, 2001, the restructuring accrual was $2.1 million which reflects $454,000 of cash payments.

7. During the second quarter, the Company entered into an agreement to sell its ten Residence Inn hotels in Residence Inn USA to Apple Hospitality Two, Inc. (the "Buyer") for total consideration of $119 million, including approximately $54 million of debt that will be assumed by the Buyer. The transaction is expected to close in the third quarter of 2001 and is subject to customary closing conditions. The Buyer made a $47 million loan to the Company during the second quarter. The loan bears interest at 12% and is due upon the earlier of the closing of the transaction or August 31, 2001.

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

RESULTS OF OPERATIONS

Revenues

     Hotel revenues represent property-level revenues from owned and leased hotels, as well as managed hotels operated under lease agreements and management fees from managed hotels operated under management agreements. Senior living revenues represent property-level revenues. Total revenues decreased by $970 million, or 82%, to almost $211 million for the second quarter of 2001 from $1.2 billion for the second quarter of 2000. Year-to-date revenues decreased by $1.8 billion, or 81%, to almost $415 million in 2001. The significant decrease in revenues is attributable primarily to the sale of all but one of the full-service hotel leases effective January 1, 2001. The remaining lease was sold in the second quarter of 2001.

     Revenues by segment were as follows:

                                       Twelve Weeks Ended           Twenty-Four Weeks Ended
                                       ------------------           -----------------------
                                       June 15,   June 16,          June 15,       June 16,
                                         2001      2000               2001           2000
                                         ----      ----               ----           ----
                                                        (in thousands)
Full-service hotel leasing.....      $   30,241   $ 1,025,582       $   58,986   $ 1,880,948
Limited-service hotel leasing..          97,649        77,075          190,118       145,854
Hotel ownership................          10,824         9,199           20,832        18,203
Hotel management...............           8,917         7,602           18,708        15,491
Senior living..................          63,558        60,207          126,405       119,987
Other..........................            (586)          842             (394)        2,494
                                     ----------   -----------       ----------   -----------
                                     $  210,603   $ 1,180,507       $  414,655   $ 2,182,977
                                     ==========   ===========       ==========   ===========

     Full-Service Hotel Leasing. Full-service hotel leasing revenues were $30.2 million in the second quarter of 2001 compared to $1.0 billion in 2000. Year-to-date full-service hotel lease revenues were $59 million in 2001 compared to $1.9 billion in 2000. Full-service hotel leasing revenues in 2001 consisted of the one remaining lease that was sold in the second quarter of 2001.

     Limited-Service Hotel Leasing. Leased limited-service hotel revenues increased $20.6 million, or 27%, to $97.6 million in the second quarter of 2001. Year-to-date revenues increased $44.3 million, or 30%, to $190 million in 2001. The significant increase in revenues is due primarily to the incremental revenues from the addition of two limited-service hotel portfolios during the second half of 2000 and first quarter of 2001. Excluding the new limited-service hotel lease portfolios, comparable revenues decreased by 3.8% for the quarter and 0.3% year-to-date. REVPAR for the Company's subleased Courtyard by Marriott hotel properties decreased 1.6% for the second quarter and increased 1.9% year-to-date. The decrease in REVPAR for the quarter was driven by a significant decrease in average occupancy of almost six percentage points partially offset by a 5.6% increase in average room rates. The increase in REVPAR year-to-date is due mostly to a 6.4% increase in average room rates partially offset by a decrease in average occupancy of over three percentage points. REVPAR for the Company's subleased Residence Inn properties decreased 7.6% for the quarter and 3.5% year-to-date. Average occupancy decreased significantly by almost eight percentage points for the quarter and almost six percentage points year-to-date while average room rates increased 1.5% for the quarter and 3.3% year-to-date. The table below sets forth information for the Company's leased limited-service hotels:

                                                 Twelve Weeks Ended           Twenty-Four Weeks Ended
                                                 ------------------           -----------------------
                                                 June 15,   June 16,          June 15,       June 16,
                                                   2001      2000               2001           2000
                                                   ----      ----               ----           ----
Subleased Courtyard (53 Properties)
Room rate....................................    $106.21    $ 100.56          $105.29        $ 98.99
Occupancy....................................       77.7%       83.4%            76.4%          79.8%
REVPAR.......................................    $ 82.51    $  83.89          $ 80.49        $ 78.97

Subleased Residence Inns (18 Properties)
Room rate....................................    $107.22    $ 105.63          $107.17        $103.77
Occupancy....................................       79.5%       87.4%            78.8%          84.4%
REVPAR.......................................    $ 85.27    $  92.33          $ 84.50        $ 87.59

Leased Limited-Service Hotels (29 Properties)
Room rate....................................    $ 97.16           -          $ 99.59        $     -
Occupancy....................................       69.7%          -             70.5%             -
REVPAR.......................................    $ 67.71           -          $ 70.17        $     -

     Hotel Ownership. Revenue for the Company's owned hotels increased $1.6 million, or 18%, to $10.8 million in the second quarter of 2001. Year-to-date revenues increased $2.6 million, or 14%, to $20.8 million in 2001. The increase in revenues is due primarily to the addition of one hotel that opened in December 2000 partially offset by the sale of one hotel in February 2000. Comparable hotel revenue increased 0.9% for the quarter and 2.6% year-to-date. Comparable REVPAR for the Company's owned Residence Inns increased 0.9% for the quarter as a result of an increase in the comparable average room rate of 4.3% despite a decrease in comparable average occupancy of almost three percentage points. Year-to-date comparable REVPAR increased 2.8% as a result of an increase in average daily rates of 5.4% although average occupancy decreased over two percentage points. The table below sets forth information for the Company's owned hotels.



                                                   Twelve Weeks Ended    Twenty-Four Weeks Ended
                                                   ------------------    -----------------------
                                                   June 15,   June 16,   June 15,     June 16,
                                                     2001       2000       2001         2000
                                                     ----       ----       ----         ----
Comparable Owned Residence Inns (10 Properties)
Room rate........................................   $108.53    $104.06    $108.36      $102.85
Occupancy........................................      84.6%      87.5%      83.6%        85.7%
REVPAR...........................................   $ 91.82    $ 91.04    $ 90.60      $ 88.17

     Hotel Management. Revenue for the Company's managed hotels increased $1.3 million, or 17%, to $8.9 million in the second quarter of 2001. Year-to-date revenues increased $3.2 million, or 21%, to $18.7 million in 2001. The Company entered into the hotel management business in March 2000 with the acquisition of two hotel management portfolios. The significant increase in year-to-date revenues is attributable to the incremental impact of a full period of revenues from the hotels in those two hotel management portfolios, as well as the net increase in management contracts from the prior year. The table below sets forth certain information for the Company's managed hotels. The information includes periods prior to the Company's management and includes comparable hotels that were open for both periods.

                                                   Twelve Weeks Ended    Twenty-Four Weeks Ended
                                                   ------------------    -----------------------
                                                   June 15,   June 16,   June 15,     June 16,
                                                     2001       2000       2001         2000
                                                     ----       ----       ----         ----
Full-Service Hotels
Room rate........................................   $117.22    $117.29    $119.23      $118.00
Occupancy........................................      72.4%      74.0%      72.1%        70.3%
REVPAR...........................................   $ 84.84    $ 86.75    $ 85.94      $ 82.91
Limited-Service Hotels
Room rate........................................   $ 78.04    $ 77.73    $ 78.68      $ 77.64
Occupancy........................................      74.4%      79.2%      72.7%        76.8%
REVPAR...........................................   $ 58.02    $ 61.55    $ 57.23      $ 59.66

     Senior Living. Senior living community revenues increased by $3.4 million, or 5.6%, to $63.6 million in the second quarter of 2001. Year-to-date revenues increased by $6.4 million, or 5.3%, to $126 million. For the second quarter, the average daily rate increased 5.9%, while average occupancy decreased slightly. The year-to-date average daily rate increased by 6.1%, while average occupancy remained unchanged. The table below sets forth information for the Company's senior living communities.


                                                                 Twelve Weeks Ended
                                          -----------------------------------------------------------
                                                     June 15, 2001                    June 16, 2000
                                          ------------------------------------ ----------------------
                                                       Average                  Average
                                          Units       Daily Rate    Occupancy  Daily Rate   Occupancy
                                          -----       ----------    ---------   ----------  ---------
Independent Living................        3,980        $ 85.21        92.6%     $ 82.24       94.2%
Assisted Living...................        1,623          97.94        88.4        92.66       87.0
Special Care......................          256         128.06        91.2       123.86       83.2
Healthcare........................        1,638         141.73        89.6       129.82       89.7
                                          -----        -------        ----      -------      -----
 Combined.........................        7,497        $101.56        91.0%     $ 95.89      $91.3%
                                          =====        =======        ====      =======      =====

                                                                 Twelve-Fouir Weeks Ended
                                          -----------------------------------------------------------
                                                     June 15, 2001                    June 16, 2000
                                          ------------------------------------ ----------------------
                                                       Average                  Average
                                          Units       Daily Rate    Occupancy  Daily Rate   Occupancy
                                          -----       ----------    ---------   ----------  ---------
Independent Living................        3,980        $ 85.71        93.1%     $ 82.27       94.4%
Assisted Living...................        1,623          98.51        88.0        92.76       87.2
Special Care......................          256         127.65        91.6       124.13       80.0
Healthcare........................        1,638         139.30        89.5       128.25       89.6
                                          -----        -------        ----      -------      -----
 Combined.........................        7,497        $101.36        91.1%     $ 95.55      $91.1%
                                          =====        =======        ====      =======      =====

     Other. Other revenues totaled a net loss of $586,000 in the second quarter of 2001 compared to $842,000 in the second quarter of 2000. Year-to-date other revenues totaled a net loss of $394,000 in 2001 compared to $2.5 million in 2000. Other revenues in 2000 consisted primarily of fees earned from Host Marriott for the Company's full-service hotel asset management group. The Company terminated its asset management agreement in connection with the sale of the full-service hotel leases in 2001. The losses in 2001 are attributable primarily to the equity in losses of an entity that owns a hotel that opened in the first quarter of 2001.

Operating Profit

     The Company's operating profit decreased $11.9 million, or 40%, to $18.3 million for the second quarter of 2001 and $22.7 million, or 39%, to $35.3 million year-to-date. Operating profit by segment was as follows:


                                          Twelve Weeks Ended   Twenty-Four Weeks Ended
                                         -------------------   -----------------------
                                         June 15,   June 16,     June 15,      June 16,
                                           2001       2000         2001          2000
                                           ----       ----         ----          ----
                                                        (in thousands)
Full-service hotel leasing...........     $ 1,041    $15,347      $ 1,295     $  27,456
Limited-service hotel leasing........       2,649      2,060        4,999         3,790
Hotel ownership......................       3,120      2,790        5,593         5,339
Hotel management.....................         315       (245)         468            25
Senior living........................      11,795     10,280       23,446        20,749
Other................................        (639)        (5)        (543)          626
                                          -------    -------      -------     ---------
                                          $18,281    $30,227      $35,258     $  57,985
                                          =======    =======      =======     =========

     Full-Service Hotel Leasing. Operating profit for the Company's full-service hotel leases was $1.0 million in the second quarter of 2001 compared to $15.3 million in the prior year. Year-to-date full-service hotel operating profit was $1.3 million in 2001 compared to $27.5 million in 2000. The significant decrease in operating profit is due to the sale of all but one of the full-service hotel leases in the first quarter of 2001. The remaining lease was sold in the second quarter of 2001.

     Limited-Service Hotel Leasing. Operating profit for the Company's limited-service hotel leases increased by $589,000, or 29%, to $2.6 million in the second quarter of 2001. Year-to-date operating profit increased $1.2 million, or 32%, to $5.0 million in 2001. The significant increase in operating profit is attributable to the acquisition of two limited-service hotel lease portfolios in the second half of 2000 and the first quarter of 2001. Excluding the impact of the two new limited-service hotel lease portfolios, comparable operating profit decreased by 2.1% in the second quarter of 2001 and increased 4.8% year-to-date.

     Hotel Ownership. Operating profit for the Company's owned hotels increased by $330,000, or 12%, to $3.1 million in the second quarter of 2001 and increased $254,000, or 4.8%, to $5.6 million year-to-date. The increase in operating profit is due to the addition of the Baltimore Inner Harbor Courtyard which opened in December 2000. Comparable operating profit remained unchanged for the quarter and increased 1.6% year-to-date due mostly to additional depreciation expense from the purchase of additional minority interests in 2001.

     Hotel Management. Operating profit for the Company's managed hotels increased by $560,000 to $315,000 in the second quarter of 2001. Year-to-date operating profit increased $443,000 to $468,000 in 2001. Operating results for the Company's hotel management business were impacted by the timing of the revenue recognition of certain base and incentive management revenue and the amortization expense of the acquisition cost of the management business. The Company recognizes management fee revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101 which provides that contingent revenue should be recorded in the period in which the contingency is resolved. For certain of the Company's management contracts, certain management fees are earned after specified thresholds for annual operating profit have been attained. The Company recognizes management fee revenue for those contracts when those thresholds are achieved which usually occurs in the fourth quarter. If the Company were to accrue these contingent revenues, the Company would have recorded an additional $168,000 and $238,000 of fee revenue in the second quarter of 2001 and 2000, respectively, and $434,000 and $305,000 in year-to-date 2001 and 2000, respectively. SAB No. 101 does not have an impact on the full year operating profit. In addition, the Company recorded amortization expense of $424,000 and $395,000 in the second quarter 2001 and 2000, respectively, and $879,000 and $545,000 in year-to-date 2001 and 2000, respectively, representing the amortization of the acquisition cost of the hotel management contracts and leases.

     Senior Living. Senior living community operating profit increased $1.5 million, or 15%, to $11.8 million in the second quarter of 2001. Year-to-date operating profit increased $2.7 million, or 13%, to $23.4 million in 2001. The significant increase in operating profit is due primarily to cost controls implemented by the Company's operator resulting in an increase in property-level profit margins of over one percentage point as well as the impact of an approximately 6% increase in average daily rates.

     Other. Other operating profit was a loss of $639,000 in the second quarter of 2001 compared to a loss of $5,000 in the second quarter of 2000. Year-to-date other operating profit was a loss of $543,000 in 2001 compared to $626,000 in 2000. The significant decrease from the prior year is attributable to the full-service hotel asset management contract with Host Marriott that was terminated in connection with the sale of the full-service hotel leases in 2001 as well as the equity in losses of an entity that owns a hotel that opened in 2001.

Gain on Sale of Full-Service Hotel Leases

     On January 10, 2001, the Company completed a purchase and sale transaction with Host Marriott whereby all but one of the Company's subsidiaries owning the full-service hotel leasehold interests were transferred to Host Marriott for cash consideration totaling $201 million. The effective date of the transaction was January 1, 2001. The Company recorded a gain on the transaction of $200 million, net of transaction costs. The remaining full-service hotel lease was sold in the second quarter of 2001 and the Company recorded an additional gain of $4.1 million, net of transaction costs.

Minority Interest

     In the second quarter of 2000 and in year-to-date 2000, minority interest expense was $312,000 and $587,000, respectively. As a result of the acquisition of the remaining minority interest in the Company's portfolio of ten owned Residence Inns in the first quarter of 2001, the Company did not recognize any minority interest expense in 2001.

Corporate Expenses

     Corporate expenses increased $5.1 million to $9.6 million for the second quarter of 2001 and increased $4.8 million to $13.3 million year-to-date.

     In the second quarter of 2001, the Company restructured its corporate operations due to the sale of the full-service hotel leases in the first quarter of 2001. As a result, the Company recorded a corporate restructuring charge in the second quarter of 2001 for the severance of certain corporate employees of approximately $6.1 million, including a $3.6 million non-cash charge for the acceleration of the vesting of stock options and stock awards. The Company expects an annual reduction in expenses of approximately $3 million due to the restructuring.

Interest Expense

     Interest expense decreased $940,000 in the second quarter of 2001 and $1.2 million year-to-date. The decrease in interest expense is due to the repayment of the full-service hotel working capital notes and the Company's line of credit, partially offset by additional mortgage debt obtained in the third quarter of 2000 on certain senior living communities. Interest expense includes $111,000 and $1.1 million in the second quarter of 2001 and 2000, respectively, and $221,000 and $2.1 million in year-to-date second quarter, respectively, related to interest on the hotel working capital notes payable to Host Marriott.

Interest Income

     Interest income increased $1.2 million to $2.0 million for the second quarter of 2001 and increased $3.6 million to $5.0 million year-to-date. The significant increase in interest income is due primarily to the additional interest earned on the cash proceeds from the sale of the full-service hotel leases.

Net Income

     Net income for the second quarter of 2001 was $7.1 million, or $.44 per diluted share, compared to $11.1 million, or $.65 per diluted share, for the second quarter of 2000. Year-to-date net income was $130.8 million, or $8.10 per diluted share, in 2001 compared to $21.1 million, or $1.23 per diluted share, in 2000. The significant increase in diluted earnings per share in 2000 was due primarily to the gain on the sale of the full-service hotel leases discussed above, as well as a reduction of the Company's common stock outstanding due to the stock repurchases during 2000. The diluted earnings per common share for the second quarter and year-to-date 2001 excluding the gain on the sale of the full-service hotel leases and the corporate restructuring charge, net of taxes, was $.54 and $.73, respectively.

EBITDA

     The Company's earnings before interest expense, taxes, depreciation and amortization and other non-cash items ("EBITDA") decreased $10.2 million, or 31%, to $22.3 million in the second quarter of 2001 as compared to the second quarter of 2000. EBITDA decreased $16.3 million, or 26%, to $46.0 million year-to-date.

     The following is a summary of EBITDA by segment and a reconciliation of EBITDA to the Company's net income:

                                                             Twelve Weeks Ended    Twenty-Four Weeks Ended
                                                             ------------------    ------------------------
                                                             June 15,   June 16,    June 15,    June 16,
                                                               2001       2000        2001        2000
                                                             --------   --------    --------    --------
                                                                           (in thousands)
     Full-service hotel leases...........................   $ 1,018    $14,368    $  1,248    $ 25,495
     Limited-service hotel leases and subleases..........     2,567      1,965       4,836       3,601
     Hotel ownership, net of minority distributions......     4,426      3,209       7,977       6,265
     Hotel management /(1)/..............................       707        266       1,389         686
     Senior living communities...........................    17,395     15,818      34,579      31,688
     Corporate and other, net of interest income.........    (3,791)    (3,138)     (4,030)     (5,480)
                                                            -------    -------    --------    --------
       EBITDA............................................   $22,322    $32,488    $ 45,999    $ 62,255
                                                            =======    =======    ========    ========

     EBITDA..............................................   $22,322    $32,488    $ 45,999    $ 62,255
     Interest expense....................................    (6,481)    (7,421)    (13,467)    (14,673)
     Hotel working capital note interest expense.........       111      1,075         221       2,149
     Depreciation and amortization.......................    (7,394)    (6,880)    (14,637)    (13,480)
     Income taxes........................................    (1,233)    (7,705)    (87,215)    (14,668)
     Gain on sale of full-service hotel leases...........     4,146          -     204,459           -
     Non-cash corporate restructuring charge.............    (3,602)         -      (3,602)          -
     Other non-cash charges, net.........................      (777)      (469)       (936)       (476)
                                                            -------    -------    --------    --------
       Net income........................................   $ 7,092    $11,088    $130,822    $ 21,107
                                                            =======    =======    ========    ========

______________
1) In accordance with SAB No. 101, the Company does not recognize certain contingent management fees until specified thresholds for operating profit have been attained. If the Company were to accrue these contingent revenues, the Company would have recorded an additional $168,000 and $238,000 in the second quarter of 2001 and 2000, respectively, and $434,000 and $305,000 year-to-date in 2001 and 2000, respectively, of hotel management EBITDA.

     The Company's interest coverage was 3.7 times for the second quarter of 2001 compared to 5.0 times for the second quarter of 2000. Year-to-date interest coverage was 3.6 times in 2001 compared to 4.9 times in 2000. Interest coverage is calculated as EBITDA divided by cash interest expense, which is defined as GAAP interest expense less amortization of deferred financing costs, amortization of debt premiums and the interest on the hotel working capital notes. The ratio of earnings to fixed charges was 1.2 to 1.0 for the second quarter of 2001 and 1.1 to 1.0 for the second quarter of 2000. The year-to-date ratio of earnings to fixed charges was 3.5 to 1.0 in 2001 and 1.1 to 1.0 in both 2000.

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

CASH FLOWS AND FINANCIAL CONDITION

     The Company's principal sources of liquidity are cash on hand, cash flow from operations and borrowings under the Company's line of credit. As of June 15, 2001, the Company had cash and cash equivalents of $201 million and restricted cash of $10.9 million, which is included in other assets in the accompanying condensed consolidated financial statements. The Company's restricted cash consists of funds transferred into segregated escrow accounts for (i) debt service, fixed asset, real estate tax and insurance reserves pursuant to the Company's secured debt agreements for certain of the senior living communities and owned hotels, and (ii) fixed asset reserves pursuant to the Company's senior living and owned hotel management agreements. As of June 15, 2001, there were no amounts outstanding under the Company's $100 million line of credit.

     Cash Flows. Cash from operations was $189 million for the twenty-four weeks ended June 15, 2001 compared to $38.8 million for the twenty-four weeks ended June 16, 2000. The cash from operations consists primarily of the cash from the proceeds from the sale of the full-service hotel leases, net of a portion of the income taxes paid on the gain, as well as cash flow generated by the Company's business segments. Cash used in investing activities was $33.3 million in the twenty-four weeks ended June 15, 2001. The cash used in investing activities principally consists of the acquisition of the remaining minority interests in a portfolio of hotels, funding lease deposits and capital expenditures for renewals and replacements and expansions for the Company's owned hotels and senior living communities. Cash from financing activities was $9.8 million for the twenty-four weeks ended June 15, 2001. The Company's cash from financing activities consists primarily of proceeds from a loan entered into in connection with the sale agreement of the Company's owned Residence Inns, partially offset by repayments of the Company's line of credit and debt principal repayments.

     Operating Activities. On November 13, 2000, the Company entered into an agreement with a subsidiary of Host Marriott for the purchase and sale of the Company's subsidiaries owning the leasehold interests in the full-service hotels leased from Host Marriott. The purchase and sale transaction generally transferred ownership of the Company's subsidiaries owning the full-service hotel leasehold interests to a subsidiary of Host Marriott for a total consideration of $205 million in cash. On January 10, 2001, upon the receipt of all required consents, the purchase and sale transaction was completed for $201 million, which reflects the deferral of the sale of one of the leases for $4 million. The Company recognized a pre-tax gain on the transaction of $200 million in the first quarter of 2001, net of transaction costs. The effective date of the transaction was January 1, 2001. The remaining lease was sold in the second quarter of 2001 and the Company recognized an additional pre-tax gain of $4 million on the transaction, net of transaction costs. The Company anticipates paying approximately $82 million in income taxes on the lease sale proceeds. For the twenty-four weeks ended June 15, 2001, the Company paid approximately $41 million in income taxes on the sale proceeds.

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

     During the second quarter, the Company entered into an agreement to sell its ten Residence Inn hotels in Residence Inn USA to Apply Hospitality Two, Inc. (the "Buyer") for total consideration of $119 million, including approximately $54 million of debt that will be assumed by the Buyer. The transaction is expected to close in the third quarter of 2001 and is subject to customary closing conditions. The Buyer made a $47 million loan to the Company during the second quarter. The loan bears interest at 12% and is due upon the earlier of the closing of the transaction or August 31, 2001.

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

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on June 29, 2001. The shareholders voted on the following proposals:

     . Approved election of Kelvin L. Davis and John B. Morse, Jr. as directors for three-year terms expiring at the 2004 annual meeting by a vote of:

                                    For       Withheld
                                    ---       --------
          Kelvin L. Davis       13,033,519    139,110
          John B. Morse         13,087,919     84,710

     . Approved the appointment of Arthur Andersen LLP as independent auditors of the Company to serve for the 2001 fiscal year by a vote of 13,147,074 for, 16,689 against, and 8,866 abstentions.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

a.   Exhibits:

     None.

b.   Reports on Form 8-K:

     None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CRESTLINE CAPITAL CORPORATION

July 30, 2001                    By: /s/ Larry K. Harvey
-------------                        -------------------
Date                                 Larry K. Harvey
                                     Senior Vice President, Treasurer and
                                     Controller (Chief Accounting Officer)