Form 10-Q
period 2001-09-07
CRESTLINE CAPITAL CORP
filed 2001-10-22
CIK 1070752

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

For the Quarter Ended September 7, 2001              Commission File No. 1-14635


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

                                                         Yes   X     No _____
                                                             -----



                                                             Shares outstanding
       Class                                                 at October 12, 2001
-------------------                                          -------------------
Common Stock, $.01
par value per share                                                   15,463,000
                                                                      ----------

================================================================================

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                      Page No.
                                                                                      --------
Part I.           FINANCIAL INFORMATION (Unaudited):

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -                                3
                    September 7, 2001 and December 29, 2000

                  Condensed Consolidated Statements of Operations -                      4
                    Twelve Weeks Ended September 7, 2001 and September 8, 2000

                  Condensed Consolidated Statements of Operations -                      5
                    Thirty-six Weeks Ended September 7, 2001 and September 8, 2000

                  Condensed Consolidated Statements of Cash Flows -                      6
                    Thirty-six Weeks Ended September 7, 2001 and September 8, 2000

                  Notes to Condensed Consolidated Financial Statements                   7

         Item 2.  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                                  11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk            20

Part II.          OTHER INFORMATION AND SIGNATURE                                       21

                          PART I. FINANCIAL INFORMATION

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                               September 7,   December 29,
                                                                                   2001           2000
                                                                               -----------    -----------
                                                                               (unaudited)
                                                ASSETS

Property and equipment, net ................................................   $   656,797    $   745,476
Property and equipment held for sale .......................................        87,530             --
Hotel working capital ......................................................         7,330         89,650
Due from hotel managers ....................................................        11,308         64,611
Due from Marriott Senior Living Services ...................................         8,787          6,106
Other assets ...............................................................        77,932         76,030
Cash and cash equivalents ..................................................       213,505         35,534
                                                                               -----------    -----------
                                                                               $ 1,063,189    $ 1,017,407
                                                                               ===========    ===========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Debt:
   Mortgage debt ...........................................................   $   275,315    $   312,903
   Other debt ..............................................................        72,711         26,049
                                                                               -----------    -----------
                                                                                   348,026        338,952
   Hotel working capital notes payable to Host Marriott ....................         7,330         89,650
                                                                               -----------    -----------
     Total debt ............................................................       355,356        428,602
Income taxes payable .......................................................        45,899             --
Accounts payable and accrued expenses ......................................        11,500         12,518
Lease payable ..............................................................        10,287         62,005
Deferred income taxes ......................................................        64,978         67,866
Other liabilities ..........................................................        24,258         34,328
                                                                               -----------    -----------
     Total liabilities .....................................................       512,278        605,319
                                                                               -----------    -----------
Shareholders' equity:
   Common stock, 75 million shares authorized, 22.2 million and 22.1 million shares both issued and outstanding, respectively, $.01 par
     value .................................................................           222            221
   Additional paid-in capital ..............................................       453,774        447,817
   Retained earnings .......................................................       223,821         90,956
   Treasury stock, 6.7 million shares ......................................      (126,906)      (126,906)
                                                                               -----------    -----------
     Total shareholders' equity ............................................       550,911        412,088
                                                                               -----------    -----------
                                                                               $ 1,063,189    $ 1,017,407
                                                                               ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Twelve Weeks Ended September 7, 2001 and September 8, 2000
                (unaudited, in thousands, except per share data)

                                                                        2001            2000
                                                                        ----            ----
REVENUES
Hotels
     Rooms ......................................................    $   100,945    $   682,336
     Food and beverage ..........................................          4,202        256,893
     Other ......................................................          5,197         71,652
                                                                     -----------    -----------
         Total hotel revenues ...................................        110,344      1,010,881
                                                                     -----------    -----------
Senior living
     Routine ....................................................         58,439         55,444
     Ancillary ..................................................          5,744          5,130
                                                                     -----------    -----------
         Total senior living revenues ...........................         64,183         60,574
                                                                     -----------    -----------
Other revenues ..................................................             --            808
Equity in earnings (losses) of affiliates .......................            (55)           131
                                                                     -----------    -----------
     Total revenues .............................................        174,472      1,072,394
                                                                     -----------    -----------
OPERATING COSTS AND EXPENSES
Hotels
     Property-level operating costs and expenses
         Rooms ..................................................         21,652        164,745
         Food and beverage ......................................          3,794        207,047
         Other ..................................................         38,672        271,845
     Other operating costs and expenses
         Management fees ........................................          8,664         59,616
         Lease expense ..........................................         31,276        290,985
         Depreciation and amortization ..........................            866          1,342
         Other ..................................................            858            879
                                                                     -----------    -----------
              Total hotel operating costs and expenses ..........        105,782        996,459
                                                                     -----------    -----------
Senior living
     Property-level operating costs and expenses
         Routine ................................................         37,732         35,955
         Ancillary ..............................................          3,142          3,253
     Other operating costs and expenses
         Depreciation and amortization ..........................          5,627          5,689
         Management fees ........................................          4,212          3,603
         Property taxes and other ...............................          2,165          2,245
                                                                     -----------    -----------
              Total senior living operating costs and expenses...         52,878         50,745
                                                                     -----------    -----------
Other operating costs and expenses ..............................             29            878
                                                                     -----------    -----------
         Total operating costs and expenses .....................        158,689      1,048,082
                                                                     -----------    -----------
OPERATING PROFIT ................................................         15,783         24,312
Minority interest expense .......................................             --           (363)
Corporate expenses ..............................................         (7,685)        (3,391)
Interest expense ................................................         (7,346)        (7,965)
Interest income .................................................          2,653          1,461
                                                                     -----------    -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ...............          3,405         14,054
Provision for income taxes ......................................         (1,362)        (5,762)
                                                                     -----------    -----------
INCOME BEFORE EXTRAORDINARY ITEM ................................          2,043          8,292
Gain on early extinguishment of debt, net of taxes ..............             --            253
                                                                     -----------    -----------
NET INCOME ......................................................    $     2,043    $     8,545
                                                                     ===========    ===========
BASIC EARNINGS PER COMMON SHARE:
Income Before Extraordinary Item ................................    $       .13    $       .52
                                                                     ===========    ===========
Net Income $ ....................................................            .13    $       .54
                                                                     ===========    ===========
DILUTED EARNINGS PER COMMON SHARE:
Income Before Extraordinary Item ................................    $       .13    $       .51
                                                                     ===========    ===========
Net Income ......................................................    $       .13    $       .52
                                                                     ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         Thirty-six Weeks Ended September 7, 2001 and September 8, 2000
                (unaudited, in thousands, except per share data)

                                                                        2001           2000
                                                                        ----           ----
REVENUES
Hotels
     Rooms .....................................................     $   343,915    $ 2,002,567
     Food and beverage .........................................          32,379        845,186
     Other .....................................................          22,694        223,624
                                                                     -----------    -----------
         Total hotel revenues ..................................         398,988      3,071,377
                                                                     -----------    -----------
Senior living
     Routine ...................................................         174,154        164,446
     Ancillary .................................................          16,434         16,115
                                                                     -----------    -----------
         Total senior living revenues ..........................         190,588        180,561
                                                                     -----------    -----------
Other revenues .................................................              --          3,049
Equity in earnings (losses) of affiliates ......................            (449)           384
                                                                     -----------    -----------
     Total revenues ............................................         589,127      3,255,371
                                                                     -----------    -----------
OPERATING COSTS AND EXPENSES
Hotels
     Property-level operating costs and expenses
         Rooms .................................................          72,824        467,210
         Food and beverage .....................................          24,308        629,722
         Other .................................................         132,149        775,658
     Other operating costs and expenses
         Management fees .......................................          32,290        193,951
         Lease expense .........................................         113,764        948,125
         Depreciation and amortization .........................           4,105          3,536
         Other .................................................           2,631          2,143
                                                                     -----------    -----------
              Total hotel operating costs and expenses .........         382,071      3,020,345
                                                                     -----------    -----------
Senior living
     Property-level operating costs and expenses
         Routine ...............................................         111,274        105,751
         Ancillary .............................................           9,206          9,982
     Other operating costs and expenses
         Depreciation and amortization .........................          16,717         16,591
         Management fees .......................................          12,441         11,005
         Property taxes and other ..............................           6,199          6,654
                                                                     -----------    -----------
              Total senior living operating costs and expenses..         155,837        149,983
                                                                     -----------    -----------
Other operating costs and expenses .............................             178          2,746
                                                                     -----------    -----------
         Total operating costs and expenses ....................         538,086      3,173,074
                                                                     -----------    -----------
OPERATING PROFIT ...............................................          51,041         82,297
Minority interest expense ......................................              --           (950)
Gain on sale of full-service hotel leases ......................         204,459             --
Corporate expenses .............................................         (20,939)       (11,796)
Interest expense ...............................................         (20,813)       (22,638)
Interest income ................................................           7,694          2,916
                                                                     -----------    -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ..............         221,442         49,829
Provision for income taxes .....................................         (88,577)       (20,430)
                                                                     -----------    -----------
INCOME BEFORE EXTRAORDINARY ITEM ...............................         132,865         29,399
Gain on early extinguishment of debt, net of taxes .............              --            253
                                                                     -----------    -----------
NET INCOME .....................................................     $   132,865    $    29,652
                                                                     ===========    ===========
BASIC EARNINGS PER COMMON SHARE:
Income Before Extraordinary Item ...............................     $      8.61    $      1.79
                                                                     ===========    ===========
Net Income .....................................................     $      8.61    $      1.80
                                                                     ===========    ===========
DILUTED EARNINGS PER COMMON SHARE:
Income Before Extraordinary Item ...............................     $      8.22    $      1.74
                                                                     ===========    ===========
Net Income .....................................................     $      8.22    $      1.75
                                                                     ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Thirty-six weeks ended September 7, 2001 and September 8, 2000
                            (unaudited, in thousands)

                                                                                 2001            2000
                                                                                 ----            ----
OPERATING ACTIVITIES
Net income ................................................................   $ 132,865      $  29,652
Adjustments to reconcile net income to cash from operations:
     Gain on early extinguishment of debt, net of taxes ...................           -           (253)
     Depreciation and amortization ........................................      21,282         20,705
     Amortization of debt premiums and deferred financing costs ...........         849            (27)
     Non-cash restructuring charge ........................................       3,614              -
     Income taxes .........................................................      44,335          3,057
     Other ................................................................       1,020          1,339
     Change in other operating accounts ...................................         (22)        (4,352)
                                                                              ---------      ---------
Cash from operations ......................................................     203,943         50,121
                                                                              ---------      ---------
INVESTING ACTIVITIES
   Acquisitions ...........................................................     (18,272)       (15,723)
   Hotel lease security deposits ..........................................      (8,346)       (12,829)
   Expansions of senior living communities ................................        (842)        (3,204)
   Other capital expenditures .............................................      (6,481)        (8,515)
   Dispositions ...........................................................           -          6,206
   Other ..................................................................      (1,921)        (1,854)
                                                                              ---------      ---------
Cash used in investing activities .........................................     (35,862)       (35,919)
                                                                              ---------      ---------
FINANCING ACTIVITIES
   Repurchases of common stock ............................................      (1,051)       (25,195)
   Draws on line of credit ................................................           -         30,000
   Repayments of line of credit ...........................................     (35,000)       (65,000)
   Repayments of other debt ...............................................      (3,104)       (47,087)
   Issuances of debt ......................................................      47,965         92,370
   Other ..................................................................       1,080         (2,921)
                                                                              ---------      ---------
Cash provided by (used in) financing activities ...........................       9,890        (17,833)
                                                                              ---------      ---------
Increase (decrease) in cash and cash equivalents ..........................     177,971         (3,631)
Cash and cash equivalents, beginning of period ............................      35,534         36,774
                                                                              ---------      ---------
Cash and cash equivalents, end of period ..................................   $ 213,505      $  33,143
                                                                              =========      =========

            See Notes to Condensed Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements of Crestline Capital Corporation and subsidiaries (the "Company") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10_K for the fiscal year ended December 29, 2000.

    In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of September 7, 2001 and the results of operations and cash flows for the thirty-six weeks ended September 7, 2001 and September 8, 2000. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short_term variations.

    For 2000, approximately one-fourth of the Company's leased full-service hotels had managers with a different accounting calendar from the Company. For these hotels, which record revenues on a monthly basis versus the four week period for the Company, the accompanying condensed consolidated financial statements for 2000 reflect only eight months of operations. The Company recorded three months of operations in the third quarter and four months of operations in the fourth quarter. All but one of the subsidiaries owning the leasehold interests in the full-service hotel leases were sold in the first quarter of 2001 with an effective date of January 1, 2001. The remaining lease was sold in the second quarter of 2001. (See Note 4).

2. Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities.

    A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows:

                                                                           Twelve Weeks Ended           Thirty-six   Weeks Ended
                                                                        -------------------------     ----------------------------
                                                                        September 7,    September 8,   September 7,   September 8,
                                                                            2001           2000           2001            2000
                                                                            ----           ----           ----            ----
                                                                                              (in thousands)
    Weighted average number of common shares outstanding ................  15,451         15,907         15,424          16,467
    Assuming distribution of common shares granted under
     the comprehensive stock plan, less shares assumed
      purchased at average market price ................................      784            486            747             472
                                                                           ------         ------         ------          ------
    Shares utilized for the calculation of diluted earnings
     per share .........................................................   16,235         16,393         16,171          16,939
                                                                           ======         ======         ======          ======

    As of September 7, 2001, the Company had 2,252,000 options outstanding with a weighted average exercise price of $13.31.

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

                                                                    Twelve Weeks Ended September 7, 2001
                                        -------------------------------------------------------------------------------------------
                                         Full-Service Limited-Service        Hotel       Hotel    Senior     Corporate
                                        Hotel Leasing  Hotel Leasing      Ownership   Management  Living      & Other  Consolidated
                                        -------------  -------------      ---------   ----------  ------      -------  ------------
                                                                       (in thousands)
Revenues .............................  $           -  $      93,460      $  11,752   $    5,132  $64,183     $   (55) $    174,472
Operating profit (loss) ..............              -            676          4,344         (458)  11,305         (84)       15,783
Interest expense .....................              -            (97)        (1,034)           -   (4,967)     (1,248)       (7,346)
Interest income ......................              -            207             94           32      209       2,111         2,653
Other ................................              -              -              -            -        -      (7,685)       (7,685)
Income (loss) before income taxes ....              -            786          3,404         (426)   6,547      (6,906)        3,405
Depreciation and amortization ........              -              5            402          458    5,774           6         6,645

                                                                    Twelve Weeks Ended September 8, 2000
                                        -------------------------------------------------------------------------------------------
                                         Full-Service Limited-Service        Hotel       Hotel     Senior    Corporate
                                        Hotel Leasing  Hotel Leasing      Ownership   Management   Living     & Other  Consolidated
                                        -------------  -------------      ---------   ----------   ------     -------  ------------
                                                                       (in thousands)
Revenues .............................  $     898,954  $      93,157      $   9,757   $    9,013  $60,574     $   939  $  1,072,394
Operating profit (loss) ..............          8,219          2,898          3,186          119    9,829          61        24,312
Interest expense .....................           (981)           (93)        (1,059)           -   (5,832)          -        (7,965)
Interest income ......................            646            149            128           35      413          90         1,461
Other ................................              -              -           (363)           -        -      (3,391)       (3,754)
Income (loss) before income taxes ....          7,884          2,954          1,892          154    4,410      (3,240)       14,054
Depreciation and amortization ........              -              -            885          456    5,689         195         7,225

                                                                   Thirty-six Weeks Ended September 7, 2001
                                        -------------------------------------------------------------------------------------------
                                         Full-Service Limited-Service        Hotel       Hotel     Senior    Corporate
                                        Hotel Leasing  Hotel Leasing      Ownership   Management   Living     & Other  Consolidated
                                        -------------  -------------      ---------   ----------   ------     -------  ------------
                                                                       (in thousands)
Revenues .............................  $      58,986  $     283,578      $  32,584    $  23,840 $190,588    $   (449) $    589,127
Operating profit (loss) ..............          1,295          5,675          9,937           10   34,751        (627)       51,041
Interest expense .....................            (47)          (271)        (3,124)           -  (15,826)     (1,545)      (20,813)
Interest income ......................              -            225            241           98      611       6,519         7,694
Other ................................        204,459              -              -            -        -     (20,939)      183,520
Income (loss) before income taxes ....        205,707          5,629          7,054          108   19,536     (16,592)      221,442
Depreciation and amortization ........              -             17          2,751        1,337   16,717         460        21,282

                                                                  Thirty-six Weeks Ended September 8, 2000
                                        -------------------------------------------------------------------------------------------
                                         Full-Service Limited-Service        Hotel       Hotel     Senior    Corporate
                                        Hotel Leasing  Hotel Leasing      Ownership   Management   Living     & Other  Consolidated
                                        -------------  -------------      ---------   ----------   ------     -------  ------------
                                                                       (in thousands)
Revenues .............................  $   2,779,902  $     239,011    $    27,960    $  24,504 $180,561     $ 3,433   $ 3,255,371
Operating profit (loss) ..............         35,675          6,688          8,525          144   30,578         687        82,297
Interest expense .....................         (2,941)          (282)        (3,197)           -  (16,218)          -       (22,638)
Interest income ......................          1,495            158            290           38      640         295         2,916
Other ................................              -              -           (950)           -        -     (11,796)      (12,746)
Income (loss) before income taxes ....         34,229          6,564          4,668          182   15,000     (10,814)       49,829
Depreciation and amortization ........              -              -          2,535        1,001   16,591         578        20,705

4. On November 13, 2000, the Company entered into an agreement with a subsidiary of Host Marriott Corporation ("Host Marriott') for the purchase and sale of the Company's subsidiaries owning the leasehold interests in the full-service hotels leased from Host Marriott. The purchase and sale transaction generally transferred ownership of the Company's subsidiaries owning the full-service hotel leasehold interests to a subsidiary of Host Marriott for a total consideration of $205 million in cash. On January 10, 2001, upon the receipt of all required consents, the purchase and sale transaction was completed for $201 million, which reflected the deferral of the sale of one of the leases for $4 million. The effective date of the transaction was January 1, 2001. The remaining lease was sold in the second quarter of 2001. The Company recognized a pre-tax gain on the transaction of $204 million in 2001, net of transaction costs.

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

6. In the second quarter of 2001, the Company restructured its corporate operations due to the sale of the full-service hotel leases in the first quarter of 2001. As a result, the Company recorded a corporate restructuring charge in the second quarter of 2001 for the severance of 17 corporate employees of approximately $6.1 million, which is included in corporate expenses on the accompanying condensed consolidated statements of operations. Included in the restructuring charge is a $3.6 million non-cash charge for the acceleration of the vesting of stock options and stock awards. As of September 7, 2001, the restructuring accrual was $1.5 million which reflects $1.0 million of cash payments.

7. On September 28, 2001, the Company sold its ten Residence Inn hotels in Residence Inn USA to Apple Hospitality Two, Inc. ("Apple") for total consideration of $119 million, including approximately $53 million of debt assumed by Apple. The Company has classified the ten hotels as "Property and equipment held for sale" on the accompanying condensed consolidated balance sheet and, accordingly ceased recording depreciation expense on the property and equipment beginning in the third quarter of 2001. The Company will recognize a gain on the sale in the fourth quarter of 2001. The results of operations for the ten hotels were as follows:

                                           Twelve Weeks Ended       Thirty-six Weeks Ended
                                     -------------------------------------------------------
                                      September 7,  September 8,  September 7, September 8,
                                          2001       2000             2001      2000
                                          ----       ----             ----      ----
                                                         (in thousands)
    Revenues .......................   $  9,294   $  9,757         $ 27,565  $ 27,567
    Operating profit ...............      3,715      3,186            8,771     8,441
    Minority interest expense ......          -       (363)               -      (950)
    Interest expense ...............     (1,034)    (1,059)          (3,124)   (3,197)

    In connection with the transaction, Apple made a $47 million loan to the Company during the second quarter. The loan bore interest at 12% and was repaid on September 28, 2001.

8. In the third quarter of 2001, the Company purchased stock options of two former executives. In accordance with Accounting Principles Board Opinion No. 25 ("APB 25") and FASB Interpretation No. 44 ("FIN 44"), the Company recorded a charge of $3.0 million for this purchase in the third quarter of 2001, which is included in corporate expenses on the accompanying condensed consolidated statements of operations. In the fourth quarter of 2001, the Company purchased the remaining stock options of these two former executives and recorded an additional charge of $2.5 million in the fourth quarter of 2001.

9. In the third quarter of 2001, the Company recorded a $1.5 million charge for terminated merger costs with a third party, which is included in corporate expenses on the accompanying condensed consolidated statements of operations.

10. On August 9, 2001, the Company entered into an agreement to sell its portfolio of 31 senior living communities to Senior Housing Properties Trust, a real estate investment trust based in Newton, Massachusetts. Total consideration for the transaction is $600 million, including approximately $235 million of existing debt. The transaction is expected to close in the first quarter of 2002 and is subject to a successful vote by at least two thirds of the Company's shareholders, arranging additional debt financing of $150 million to $175 million, obtaining certain consents, and customary closing conditions.

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

RESULTS OF OPERATIONS

Revenues

     Hotel revenues represent property-level revenues from owned and leased hotels, as well as managed hotels operated under lease agreements and management fees from managed hotels operated under management agreements. Senior living revenues represent property-level revenues. Total revenues decreased by $898 million to $174 million for the third quarter of 2001 from $1.1 billion for the third quarter of 2000. Year-to-date revenues decreased by almost $2.7 billion to $589 million in 2001. The significant decrease in revenues is attributable primarily to the sale of the full-service hotel leases in 2001.

     Revenues by segment were as follows:

                                                                   Twelve Weeks Ended                   Thirty-six Weeks Ended
                                                             ------------------------------         ------------------------------
                                                               September 7,    September 8,          September 7,      September 8,
                                                                  2001            2000                  2001              2000
                                                                  ----            ----                  ----              ----
                                                                                    (in thousands)
     Full-Service Hotel Leasing ...................          $        --       $   898,954          $    58,986        $ 2,779,902
     Limited-Service Hotel Leasing ................               93,460            93,157              283,578            239,011
     Hotel Ownership ..............................               11,752             9,757               32,584             27,960
     Hotel Management .............................                5,132             9,013               23,840             24,504
     Senior Living ................................               64,183            60,574              190,588            180,561
     Other ........................................                  (55)              939                 (449)             3,433
                                                             -----------       -----------          -----------        -----------
                                                             $   174,472       $ 1,072,394          $   589,127        $ 3,255,371
                                                             ===========       ===========          ===========        ===========

     Full-Service Hotel Leasing. Due to the sale of the full-service hotel leases, there were no revenues in the third quarter of 2001 compared to $899 million in 2000. Year-to-date full-service hotel lease revenues were $59.0 million in 2001 compared to $2.8 billion in 2000. Full-service hotel leasing revenues in 2001 consisted of the one remaining lease that was sold in the second quarter of 2001.

     Limited-Service Hotel Leasing. Leased limited-service hotel revenues increased $.3 million, or .3%, to $93.5 million in the third quarter of 2001. Year-to-date revenues increased $44.6 million, or 19%, to $284 million in 2001. The significant increase in revenues is due primarily to the incremental revenues from the addition of two limited-service hotel portfolios during the second half of 2000 and first quarter of 2001. Excluding the new limited-service hotel lease portfolios, comparable revenues decreased by 6.4% for the quarter and 2.4% year-to-date. The significant decrease in comparable revenue is primarily due to the decrease in room revenue per available room ("REVPAR"). REVPAR for the Company's subleased Courtyard by Marriott hotel properties decreased 6.4% for the third quarter and 1.0% year-to-date. Average occupancy decreased significantly by almost seven percentage points for the quarter and almost five percentage points year-to-date, partially offset by increases in average room rates of 1.8% for the quarter and 4.8% year-to-date. REVPAR for the Company's subleased Residence Inn properties decreased 6.0% for the quarter and 4.4% year-to-date. Average occupancy decreased significantly by over four percentage points for the quarter and over five percentage points year-to-date while average room rates decreased 1.0% for the quarter and increased 1.8% year-to-date. The table below sets forth information for the Company's leased limited-service hotels:

                                                                      Twelve Weeks Ended           Thirty-six Weeks Ended
                                                              ----------------------------------   ---------------------------
                                                                  September 7,      September 8,    September 7,  September 8,
                                                                      2001              2000           2001          2000
                                                                      ----              ----           ----          ----
Subleased Courtyard (53 Properties)
Room rate ..............................................          $    101.56     $     99.74       $ 104.03     $   99.25
Occupancy ..............................................                 77.5%           84.3%          76.8%         81.3%
REVPAR .................................................          $     78.70     $     84.12       $  79.89     $   80.68

Subleased Residence Inns (18 Properties)
Room rate ..............................................          $    104.08     $    105.08       $ 106.12     $  104.21
Occupancy ..............................................                 81.7%           86.1%          79.8%         85.0%
REVPAR .................................................          $     85.01     $     90.48       $  84.67     $   88.55

Leased Limited-Service Hotels (28 Properties)
Room rate ..............................................          $     90.01     $     93.01       $  96.24     $   92.98
Occupancy ..............................................                 69.5%           72.6%          70.1%         72.5%
REVPAR .................................................          $     62.57     $     67.55       $  67.49     $   67.44

     Hotel Ownership. Revenue for the Company's owned hotels increased $2.0 million, or 20%, to $11.8 million in the third quarter of 2001. Year-to-date revenues increased $4.6 million, or 17%, to $32.6 million in 2001. The increase in revenues is due primarily to the addition of the Baltimore Inner Harbor Courtyard that opened in December 2000 partially offset by the sale of one hotel in February 2000. Comparable hotel revenue decreased 4.7% for the quarter and remained unchanged year-to-date. The decrease in comparable revenues for the quarter is due to the decrease in comparable REVPAR. Comparable REVPAR for the Company's owned Residence Inns decreased 4.6% for the quarter due to a significant decrease in average occupancy of almost six percentage points despite a 2.1% increase in average room rates. Year-to-date comparable REVPAR increased .2% as a result of an increase in average daily rates of 4.2% although average occupancy decreased over three percentage points. The table below sets forth information for the Company's owned Residence Inns.

                                                                   Twelve Weeks Ended              Thirty-six Weeks Ended
                                                              --------------------------------   -------------------------------
                                                              September 7,      September 8,      September 7,  September 8,
                                                                   2001            2000               2001          2000
                                                                   ----            ----               ----          ----
Comparable Owned Residence Inns (10 Properties)
Room rate ..................................................   $   108.19       $  106.01         $108.30       $  103.94
Occupancy ..................................................         84.9%           90.8%           84.0%           87.4%
REVPAR .....................................................   $    91.87       $   96.26         $ 91.02       $   90.87

     Hotel Management. Revenue for the Company's managed hotels decreased $3.9 million, or 43%, to $5.1 million in the third quarter of 2001. Year-to-date revenues decreased $.7 million, or 2.7%, to $23.8 million in 2001. The Company entered into the hotel management business in March 2000 with the acquisition of two hotel management portfolios. The significant decrease in revenue for the quarter is due to the conversion of a lease agreement to a management agreement in the third quarter of 2001 for one of the Company's managed hotels. The decrease in revenue year-to-date is due primarily to this conversion, partially offset by the incremental impact of a full period of revenues from the hotels in the two hotel management portfolios acquired in March 2000. The table below sets forth certain information for the Company's managed hotels. The information includes periods prior to the Company's management and includes comparable hotels that were open for both periods.

                                                                   Twelve Weeks Ended              Thirty-six Weeks Ended
                                                              --------------------------------   -------------------------------
                                                              September 7,      September 8,      September 7,  September 8,
                                                                   2001            2000               2001          2000
                                                                   ----            ----               ----          ----
Comparable Full-Service Hotels
Room rate .............................................         $    105.78     $     105.56      $    115.63   $     114.67
Occupancy .............................................                70.7%            72.0%            72.4%         71.90%
REVPAR ................................................         $     74.75     $      75.99      $     83.70   $      82.41

Comparable Limited-Service Hotels
Room rate .............................................         $     74.65     $      77.03      $     77.48   $      77.53
Occupancy .............................................                74.4%            78.8%            73.4%          78.0%
REVPAR ................................................         $     55.52     $      60.66      $     56.90   $      60.46

     Senior Living. Senior living community revenues increased by $3.6 million, or 6.0%, to $64.2 million in the third quarter of 2001. Year-to-date revenues increased by $10.0 million, or 5.6%, to $191 million. For the third quarter, the average daily rate increased 5.7%, while average occupancy decreased almost one percentage point. The year-to-date average daily rate increased by 5.9%, while average occupancy decreased slightly. The table below sets forth information for the Company's senior living communities.

                                                                       Twelve Weeks Ended
                                                     ------------------------------------------------------
                                                        September 7, 2001            September 8, 2000
                                                     -------------------------- ---------------------------
                                                       Average                   Average
                                                     Daily Rate  Occupancy      Daily Rate      Occupancy
                                                     ----------  ---------      ----------      ----------
Independent Living.....................                $  86.77       92.5%     $    82.93            94.3%
Assisted Living .......................                   99.14       89.2           93.82            87.7
Special Care ..........................                  129.18       93.1          124.60            91.0
Healthcare ............................                  140.52       88.9          131.38            89.3
                                                       --------  ---------      ----------      ----------
  Combined.............................                $ 102.40       91.1%     $    96.90            91.7%
                                                       ========  =========      ==========      ==========

                                                                     Thirty-six Weeks Ended
                                                     ------------------------------------------------------
                                                        September 7, 2001           September 8, 2000
                                                     -------------------------- ---------------------------
                                                       Average                   Average
                                                     Daily Rate  Occupancy      Daily Rate      Occupancy
                                                     ----------  ---------      ----------      ----------
Independent Living.....................
Assisted Living .......................                $  86.06       92.9%     $    82.49            94.4%
Special Care ..........................                   98.72       88.4           93.12            86.7
Healthcare ............................                  128.16       92.1          124.30            83.7
                                                         139.70       89.3          129.29            89.5
                                                       --------  ---------      ----------      ----------
  Combined.............................                $ 101.71       91.1%     $    96.00            91.3%
                                                       ========  =========      ==========      ==========

     Other. Other revenues totaled a net loss of $55,000 in the third quarter of 2001 compared to $939,000 in the third quarter of 2000. Year-to-date other revenues totaled a net loss of $449,000 in 2001 compared to $3.4 million in 2000. Other revenues in 2000 consisted primarily of fees earned from Host Marriott for the Company's full-service hotel asset management group. The Company terminated its asset management agreement in connection with the sale of the full-service hotel leases in 2001. The losses in 2001 are attributable primarily to the equity in losses of an entity that owns a hotel that opened in the first quarter of 2001.

Operating Profit

     The Company's operating profit decreased $8.5 million, or 35%, to $15.8 million for the third quarter of 2001 and $31.3 million, or 38%, to $51.0 million year-to-date. The significant decrease in operating profit is attributable primarily to the sale of the full-service hotel leases in 2001, as well as a significant decrease in operating profit of the Company's limited-service hotel leasing segment. Overall, the comparable operating profit from the Company's lodging segments were lower than the prior year due primarily to the weaker economy and its impact on travel, while operating profit from the Company's senior living segment was higher than the prior year due to rate growth and improvements in profit margins. The terrorist attacks on September 11, 2001 are expected to have a significant negative impact on fourth quarter 2001 results. As a result, the Company expects operating results for our lodging segments to be significantly lower in the fourth quarter of 2001 as compared to the prior year. Operating profit by segment was as follows:

                                                                 Twelve Weeks Ended       Thirty-six Weeks Ended
                                                              ------------------------- --------------------------
                                                              September 7, September 8, September 7, September 8,
                                                                 2001        2000           2001        2000
                                                                 ----        ----           ----        ----
                                                                                (in thousands)
Full-Service Hotel Leasing .............................       $     -    $  8,219       $  1,295    $ 35,675
Limited-Service Hotel Leasing ..........................           676       2,898          5,675       6,688
Hotel Ownership ........................................         4,344       3,186          9,937       8,525
Hotel Management .......................................          (458)        119             10         144
Senior Living ..........................................        11,305       9,829         34,751      30,578
Other ..................................................           (84)         61           (627)        687
                                                               -------    --------       --------    --------
                                                               $15,783    $ 24,312       $ 51,041    $ 82,297
                                                               =======    ========       ========    ========

     Full-Service Hotel Leasing. There was no operating profit for the Company's full-service hotel leases in the third quarter of 2001 compared to $8.2 million in the prior year. Year-to-date full-service hotel operating profit was $1.3 million in 2001 compared to $35.7 million in 2000. The significant decrease in operating profit is due to the sale of the full-service hotel leases in 2001.

     Limited-Service Hotel Leasing. Operating profit for the Company's limited-service hotel leases decreased by $2.2 million, or 77%, to $.7 million in the third quarter of 2001. Year-to-date operating profit decreased $1.0 million, or 15%, to $5.7 million in 2001. The significant decrease in operating profit is primarily attributable to the acquisition of two limited-service hotel lease portfolios in the second half of 2000 and the first quarter of 2001. These new lease portfolios experienced operating losses for 2001 due to start-up costs for new hotel openings as well as the impact of the weak economy on the lodging industry. The new limited-service lease portfolios recorded an operating loss of $1.4 million for the third quarter of 2001 compared to an operating profit of $162,000 in 2000, and recorded an operating loss of $354,000 in year-to-date 2001 compared to an operating profit of $162,000 in 2000. Excluding the impact of the two new limited-service hotel lease portfolios, comparable operating profit decreased by 25% in the third quarter of 2001 and 7.6% year-to-date. The decrease in comparable operating profit is due to the decrease in REVPAR and profit margins.

        Hotel Ownership. Operating profit for the Company's owned hotels increased by $1.2 million, or 36%, to $4.3 million in the third quarter of 2001 and increased $1.4 million, or 17%, to $9.9 million year-to-date. The increase in operating profit is due to the addition of the Baltimore Inner Harbor Courtyard which opened in December 2000 and the decrease in depreciation expense on the Company's Residence Inns. At the beginning of the third quarter of 2001, the Company classified its owned Residence Inns as "property and equipment held for sale" and therefore ceased recording depreciation expense. Comparable operating profit of the Company's owned hotels, excluding depreciation expense, decreased 8.1% for the quarter and 1.8% year-to-date due mostly to decreases in REVPAR.

     Hotel Management. The Company's managed hotels recorded an operating loss of $458,000 in the third quarter of 2001 compared to an operating profit of $119,000. The year-to-date operating profit was $10,000 in 2001 compared to $144,000 in 2000. The decrease in operating profit for the Company's managed hotels is due primarily to the operating losses in 2001 in the three hotels that the Company manages through lease agreements. Operating results for the Company's hotel management business were impacted by the timing of the revenue recognition of certain base and incentive management revenue and the amortization expense of the acquisition cost of the management business. The Company recognizes management fee revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101 which provides that contingent revenue should be recorded in the period in which the contingency is resolved. For certain of the Company's management contracts, certain management fees are earned after specified thresholds for annual operating profit have been attained. The Company recognizes management fee revenue for those contracts when those thresholds are achieved which usually occurs in the fourth quarter. In addition, the Company recorded amortization expense of $458,000 and $456,000 in the third quarter 2001 and 2000, respectively, and $1.3 million and $1.0 million in year-to-date 2001 and 2000, respectively, representing the amortization of the acquisition cost of the hotel management contracts and leases.

     Senior Living. Senior living community operating profit increased $1.5 million, or 15.0% to $11.3 million in the third quarter of 2001. Year-to-date operating profit increased $4.2 million, or 13.6%, to $34.8 million in 2001. The significant increase in operating profit is due primarily to cost controls implemented by the Company's operator resulting in an increase in property-level profit margins of over one percentage point as well as the impact of a 5.9% increase in average daily rates.

     Other. Other operating profit was a loss of $84,000 in the third quarter of 2001 compared to a profit of $61,000 in the third quarter of 2000. Year-to-date other operating profit was a loss of $627,000 in 2001 compared to a profit of $687,000 in 2000. The significant decrease from the prior year is attributable to the full-service hotel asset management contract with Host Marriott that was terminated in connection with the sale of the full-service hotel leases in 2001 as well as the equity in losses of an entity that owns a hotel that opened in 2001.

Gain on Sale of Full-Service Hotel Leases

     On January 10, 2001, the Company completed a purchase and sale transaction with Host Marriott whereby all but one of the Company's subsidiaries owning the full-service hotel leasehold interests were transferred to Host Marriott for cash consideration totaling $201 million. The effective date of the transaction was January 1, 2001. The remaining full-service hotel lease was sold in the second quarter of 2001 for $4 million. The Company recorded a gain on the transaction of $204 million, net of transaction costs, in 2001.

Minority Interest

     In the third quarter of 2000 and in year-to-date 2000, minority interest expense was $363,000 and $950,000, respectively. As a result of the acquisition of the remaining minority interest in the Company's portfolio of ten owned Residence Inns in the first quarter of 2001, the Company did not recognize any minority interest expense in 2001.

Corporate Expenses

     Corporate expenses increased $4.3 million to $7.7 million for the third quarter of 2001 and increased $9.2 million to $21.0 million year-to-date. The significant increase in corporate expenses is attributable to three non-recurring charges, as described below.

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

     In the third quarter of 2001, the Company purchased stock options from two former executives. In accordance with APB 25 and FIN 44, the Company recorded a charge for this purchase of $3.0 million.

     In the third quarter of 2001, the Company recorded a $1.5 million charge for terminated merger costs with a third party.

Interest Expense

     Interest expense decreased $619,000 in the third quarter of 2001 and $1.8 million year-to-date. The decrease in interest expense is due to the repayment of the full-service hotel working capital notes and the Company's line of credit, partially offset by additional mortgage debt obtained in the third quarter of 2000 on certain senior living communities. Interest expense includes $86,000 and $1.1 million in the third quarter of 2001 and 2000, respectively, and $307,000 and $3.2 million in year-to-date third quarter, respectively, related to interest on the hotel working capital notes payable to Host Marriott.

Interest Income

     Interest income increased $1.2 million to $2.7 million for the third quarter of 2001 and increased $4.8 million to $7.7 million year-to-date. The significant increase in interest income is due primarily to the additional interest earned on the cash proceeds from the sale of the full-service hotel leases.

Income Before Extraordinary Item

     Income before extraordinary item for the third quarter of 2001 was $2.0 million, or $.13 per diluted share, compared to $8.3 million, or $.51 per diluted share, for the third quarter of 2000. Year-to-date income before extraordinary item was $132.9 million, or $8.22 per diluted share, in 2001 compared to $29.4 million, or $1.74 per diluted share, in 2000. The significant increase in diluted earnings per share in 2001 was due primarily to the gain on the sale of the full-service hotel leases discussed above. The diluted earnings per common share for the third quarter and year-to-date 2001 excluding the gain on the sale of the full-service hotel leases and the non-recurring corporate charges, net of taxes, was $.29 and $1.02, respectively.

EBITDA

     The Company's earnings before interest expense, taxes, depreciation and amortization and other non-cash items ("EBITDA") decreased $10.6 million, or 38%, to $17.6 million in the third quarter of 2001 as compared to the third quarter of 2000. EBITDA decreased $26.8 million, or 30%, to $63.6 million year-to-date.

         The following is a summary of EBITDA by segment and a reconciliation of EBITDA to the Company's income before extraordinary item:

                                                               Twelve Weeks Ended         Thirty-six Weeks Ended
                                                           --------------------------   ---------------------------
                                                           September 7,  September 8,   September 7,   September 8,
                                                               2001          2000          2001           2000
                                                             --------      --------      ---------      ---------
                                                                               (in thousands)
         Full-service hotel leases .......................   $     --      $  7,249      $   1,248      $  32,744
         Limited-service hotel leases and subleases ......        597         2,805          5,433          6,406
         Hotel ownership, net of minority distributions ..      4,774         3,604         12,751          9,869
         Hotel management ................................         12           520          1,401          1,206
         Senior living communities .......................     16,963        15,481         51,542         47,169
         Corporate and other, net of interest income .....     (4,776)       (1,507)        (8,806)        (6,987)
                                                             --------      --------      ---------      ---------
             EBITDA ......................................   $ 17,570      $ 28,152      $  63,569      $  90,407
                                                             ========      ========      =========      =========

         EBITDA ..........................................   $ 17,570      $ 28,152      $  63,569      $  90,407
         Interest expense ................................     (7,346)       (7,965)       (20,813)       (22,638)
         Hotel working capital note interest expense......         86         1,074            307          3,223
         Depreciation and amortization ...................     (6,645)       (7,225)       (21,282)       (20,705)
         Income taxes ....................................     (1,362)       (5,762)       (88,577)       (20,430)
         Gain on sale of full-service hotel leases .......         --            --        204,459             --
         Non-cash corporate restructuring charge .........         --            --         (3,602)            --
         Other non-cash charges, net .....................       (260)           18         (1,196)          (458)
                                                             --------      --------      ---------      ---------
             Income before extraordinary item ............   $  2,043      $  8,292      $ 132,865      $  29,399
                                                             ========      ========      =========      =========

         The Company's interest coverage was 2.5 times for the third quarter of 2001 compared to 4.2 times for the third quarter of 2000. Year-to-date interest coverage was 3.2 times in 2001 compared to 4.7 times in 2000. Interest coverage is calculated as EBITDA divided by cash interest expense, which is defined as GAAP interest expense less amortization of deferred financing costs, amortization of debt premiums and the interest on the hotel working capital notes. The ratio of earnings to fixed charges was 1.1 to 1.0 for the third quarter of 2001 and 1.1 to 1.0 for the third quarter of 2000. The year-to-date ratio of earnings to fixed charges was 2.8 to 1.0 in 2001 and 1.1 to 1.0 in 2000.

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

CASH FLOWS AND FINANCIAL CONDITION

         The Company's principal sources of liquidity are cash on hand, cash flow from operations and borrowings under the Company's line of credit. As of September 7, 2001, the Company had cash and cash equivalents of $214 million and restricted cash of $11.8 million, which is included in other assets in the accompanying condensed consolidated financial statements. The Company's restricted cash consists of funds transferred into segregated escrow accounts for (i) debt service, fixed asset, real estate tax and insurance reserves pursuant to the Company's secured debt agreements for certain of the senior living communities and owned hotels, and (ii) fixed asset reserves pursuant to the Company's senior living and owned hotel management agreements. As of September 7, 2001, there were no amounts outstanding under the Company's $100 million line of credit.

         Cash Flows. Cash from operations was $204 million for the thirty-six weeks ended September 7, 2001 compared to $50.1 million for the thirty-six weeks ended September 8, 2000. The cash from operations consists primarily of the cash from the proceeds from the sale of the full-service hotel leases, net of a portion of the income taxes paid to date on the gain, as well as cash flow generated by the Company's business segments. Cash used in investing activities was $35.9 million in the thirty-six weeks ended September 7, 2001. The cash used in investing activities principally consists of the acquisition of the remaining minority interests in a portfolio of hotels, funding lease deposits and capital expenditures for renewals and replacements and expansions for the Company's owned hotels and senior living communities. Cash from financing activities was $9.9 million for the thirty-six weeks ended September 7, 2001. The Company's cash from financing activities consists primarily of proceeds from a loan entered into in connection with the sale agreement of the Company's owned Residence Inns, partially offset by repayments of the Company's line of credit and debt principal repayments.

         Operating Activities. On November 13, 2000, the Company entered into an agreement with a subsidiary of Host Marriott for the purchase and sale of the Company's subsidiaries owning the leasehold interests in the full-service hotels leased from Host Marriott. The purchase and sale transaction generally transferred ownership of the Company's subsidiaries owning the full-service hotel leasehold interests to a subsidiary of Host Marriott for a total consideration of $205 million in cash. On January 10, 2001, upon the receipt of all required consents, the purchase and sale transaction was completed for $201 million, which reflected the deferral of the sale of one of the leases for $4 million. The effective date of the transaction was January 1, 2001. The remaining lease was sold in the second quarter of 2001. The Company recognized a pre-tax gain on the transaction of $204 million in 2001, net of transaction costs. The Company anticipates paying approximately $82 million in income taxes on the lease sale proceeds. For the thirty-six weeks ended September 7, 2001, the Company paid approximately $41 million in income taxes on the sale proceeds.

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

         On September 28, 2001, the Company sold its ten Residence Inn hotels in Residence Inn USA to Apply Hospitality Two, Inc. ("Apple") for total consideration of $119 million, including approximately $53 million of debt assumed by Apple.

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

         In the first quarter of 2001, the Company entered into a joint venture agreement to develop and own a Staybridge Suites by Holiday Inn in Stratford, Connecticut. The Company's total equity contribution is expected to be approximately $3 million for a 51% interest in the joint venture. The hotel is expected to open in early 2002, and the Company will manage the hotel under a long-term management agreement.

         Also in the first quarter of 2001, the Company purchased a hotel in downtown Birmingham, Alabama for $3.2 million. The Company intends to renovate the hotel and convert it into a Courtyard by Marriott. The total cost of the project including the initial purchase price is expected to be approximately $15.6 million. The hotel is expected to reopen in 2002.

         On August 9, 2001, the Company entered into an agreement to sell its portfolio of 31 senior living communities to Senior Housing Properties Trust, a real estate investment trust based in Newton, Massachusetts. Total consideration for the transaction is $600 million, including approximately $235 million of existing debt. The transaction is expected to close in the first quarter of 2002 and is subject to a successful vote by at least two thirds of the Company's shareholders, arranging additional debt financing of $150 million to $175 million, obtaining certain consents, and customary closing conditions.

         Financing Activities. During the first quarter of 2001, the Company repaid its outstanding balance under its line of credit totaling $35 million with the proceeds from the sale of its full-service hotel leases, as well as operating cash flow.

         In connection with the sale of the Company's ten Residence Inns, Apple made a $47 million loan to the Company during the second quarter. The loan bore interest at 12% and was repaid on September 28, 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company does not have significant market risk with respect to foreign currency exchanges or other market rate or price risks, and the Company does not hold any financial instruments for trading purposes. However, the Company does have certain debt obligations that are sensitive to changes in interest rates. The fair values and future maturities associated with these financial instruments have not changed materially from the amounts reported in the Company's annual report on Form 10-K for the fiscal year ended December 29, 2000. However, the interest rates for the Company's variable rate debt have decreased from the amounts reported in the Company's annual report on Form 10-K due to a decline in the LIBOR rates. The interest rate at September 7, 2001 for the Company's variable rate mortgage rate debt was 6.33%. The Company's line of credit, which is also a variable rate debt, had no balance outstanding as of September 7, 2001.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8_K

a.       Exhibits:

         None.

b.       Reports on Form 8_K:

          . August 9, 2001 - Report announcing that the Company has entered into an agreement to sell its portfolio of 31 senior living communities.

          . September 28, 2001 - Report announcing that the Company closed on the sale of its ten Residence Inn hotels.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CRESTLINE CAPITAL CORPORATION

October 22, 2001                        By: /s/ Larry K. Harvey
----------------                            ----------------------------------
Date                                    Larry K. Harvey
                                        Senior Vice President, Treasurer and
                                        Controller (Chief Accounting Officer)