Form 10-K
period 2001-12-28
CRESTLINE CAPITAL CORP
filed 2002-03-19
CIK 1070752

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

For the Fiscal Year Ended December 28, 2001         Commission File No. 1-14635

                          CRESTLINE CAPITAL CORPORATION

        Maryland                                       52-2151967
(State of Incorporation)                (I.R.S. Employer Identification Number)

                              6600 Rockledge Drive
                            Bethesda, Maryland 20817
                                 (240) 694-2000

           Securities registered pursuant to Section 12(b) ofthe Act:

                                                        Name of each exchange
        Title of each class                              on which registered
----------------------------------------              -------------------------
Common Stock, $.01 par value (15,555,000                New York Stock Exchange
outstanding as of December 28, 2001)

     The aggregate market value of shares of common stock held by non-affiliates at March 1, 2002 was $459,535,661.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No _____
                                       ---


================================================================================

                           FORWARD-LOOKING STATEMENTS

     Certain matters discussed herein or delivered in connection with this Form 10-K are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Certain, but not necessarily all, of such statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates" or "anticipates" or the negative thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements of Crestline Capital Corporation and its subsidiaries (the "Company") to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. These may include: (i) national and local economic and business conditions or governmental regulations that will affect demand, prices, wages or other costs for hotels; (ii) the level of rates and occupancy that can be achieved by such properties; (iii ) the Company's ability to compete effectively in areas such as access, location, quality of properties and rate structures; (iv) the ability to maintain the properties in a first-class manner (including meeting capital expenditure requirements); and (v) the availability and terms of financing. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions and business opportunities, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Items 1 & 2. Business and Properties

General

     The Company operates in the lodging industry through the management, ownership and leasing of hotels. The Company is engaged in third party hotel management and currently manages or has agreements to manage 39 hotels and conference centers located in twelve states and the District of Columbia. These hotels and conference centers are operated under management and lease agreements. The Company owns an equity interest in seven of these managed hotels and conference centers. The Company also leases or subleases 99 limited-service hotels under long-term agreements, which are operated by Marriott International, Inc. ("Marriott International") under long-term management agreements. As discussed below, the Company was previously engaged in the business of leasing full-service hotels which were sold in January 2001, and owning senior living communities, which were sold in January 2002.

Company Background

     The Company became a publicly traded company on December 29, 1998 when Host Marriott Corporation ("Host Marriott") completed its plan of reorganizing its business by spinning off the Company to the shareholders of Host Marriott (the "Distribution") as part of a series of transactions pursuant to which Host Marriott converted into a real estate investment trust ("REIT"). In connection with the Distribution, shareholders of Host Marriott received one share of Company common stock for every ten shares of Host Marriott common stock. Because tax legislation existing at the time of the Distribution did not permit REITs to derive revenues directly from the operation of hotels, it became necessary for Host Marriott to lease or sublease its hotels to an unrelated party. By completing the Distribution, the Company became the third party leasing vehicle used by Host Marriott to lease or sublease substantially all of its hotels. On December 31, 1998, the Company entered into lease agreements to lease 121 full-service hotels and sublease 71 limited-service hotels from Host Marriott.

     On December 17, 1999, the Work Incentive Improvement Act was passed which contained certain tax provisions related to REITs commonly known as the REIT Modernization Act ("RMA"). Under the RMA, beginning on January 1, 2001, REITs could lease hotels to a "taxable subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. On November 13, 2000, the Company entered into an agreement with a subsidiary of Host Marriott for the purchase and sale of the Company's subsidiaries owning the leasehold interests in the full-service hotels leased from Host Marriott. Pursuant to the purchase and sale transaction, the ownership of the Company's subsidiaries owning the full-service hotel leasehold interests would be transferred to a subsidiary of Host Marriott for total consideration of $205 million in cash. In 2001, upon receipt of all required consents, the purchase and sale transaction was completed. The effective date of the transaction was January 1, 2001 for all but one of the full-service hotel leases, which had an effective date of June 16, 2001.

     On August 9, 2001, the Company entered into a stock purchase agreement to sell its senior living business consisting of a portfolio of 31 senior living communities to Senior Housing Properties Trust ("SNH"), a real estate investment trust based in Newton, Massachusetts. Pursuant to the stock purchase agreement, the Company would sell the capital stock of its subsidiaries that comprise the Company's senior living business. The transaction was subject to a successful vote by at least two thirds of the Company's shareholders, obtaining certain consents and customary closing conditions. On December 13, 2001, the Company's shareholders approved the sale transaction. On January 11, 2002, the Company closed on the transaction for a total consideration of $600 million. The Company's net after-tax proceeds from the transaction were approximately $347 million. The proceeds from the transaction included a $25 million promissory note issued by SNH, which had a 10% interest rate and a maturity of two years. On February 22, 2002, SNH repaid the $25 million promissory note. For accounting purposes, the Company has treated the senior living segment as discontinued operations in the accompanying consolidated financial statements.

     In September 2001, the Company sold its portfolio of ten Residence Inn hotels to Apple Hospitality Two, Inc. for a total consideration of $119 million, including approximately $53 million of debt assumed by the purchaser. In December 2001, the Company also sold the Baltimore Inner Harbor Courtyard for $26 million.

     The sales of the Company's full-service hotel leasehold interests, senior living business, the portfolio of ten Residence Inns and the Baltimore Inner Harbor Courtyard represented a substantial amount of the Company's assets. Including the sale of the senior living business in January 2002, the Company has approximately $530 million in available cash generated from these sale transactions. The Company is continuing to evaluate all options for the use of these proceeds with the goal to maximize shareholder value, including investments and acquisitions in the lodging business, stock repurchases or a dividend to shareholders.

Business of the Company

     The Company is engaged in the hotel management business through its wholly-owned subsidiary, Crestline Hotels & Resorts, Inc. ("Crestline Hotels & Resorts"). Crestline Hotels & Resorts currently manages, or has agreements to manage, 39 hotels and conference centers that total 7,204 rooms (including five hotels and conference centers currently under construction that will have 783 rooms). The Company's managed hotels are geographically diverse and are located in twelve states and the District of Columbia. Crestline Hotels & Resorts' hotels compete in the upscale full-service, and the moderate-priced and extended-stay limited-service segments of the lodging industry. The managed hotels are operated independently and under such well regarded brands as Marriott, Hilton, Sheraton, Renaissance, Crowne Plaza, Courtyard by Marriott, Residence Inn, Holiday Inn and Hilton Garden Inn.

     Under its management agreements, the Company earns a base management fee generally equal to 2% to 4% of revenues plus, in some cases, an incentive management fee generally equal to 10% to 25% of operating profit after a priority return to the owner. The Company also manages certain hotels under lease agreements. Under the lease agreements for its managed hotels, the Company pays a fixed minimum rent plus a percentage of revenues and retains all remaining cash flow.

     The Company also owns an equity interest in seven of the hotels that Crestline Hotels & Resorts manages (including two hotels and one conference center currently under construction).

     The Company also leases 28 limited-service hotels and subleases 71 limited-service hotels from several REITs. These limited-service hotels are managed by Marriott International under long-term management agreements under the Courtyard by Marriott, Residence Inn, TownePlace Suites by Marriott and SpringHill Suites by Marriott brand names.

Business Strategy

     The Company intends to grow its business primarily through opportunities in the lodging industry through the management of hotels. In order to grow its hotel management business, the Company may selectively make investments in hotel ownership opportunities.

     The Company entered into the hotel management business in March 2000 through its acquisition of substantially all of the assets of two independent hotel management companies - Stormont Trice Management Corporation and The Durbin Companies. During 2000 and 2001, the Company committed resources to integrating and improving the infrastructure acquired in these two acquisitions and intends to utilize this hotel management infrastructure to expand its managed hotel portfolio. The Company's goal is to become one of the nation's largest independent hospitality companies.

     The Company will seek to grow its managed hotel portfolio by securing new hotel management agreements. The Company's acquisition group has extensive experience in the hospitality industry. This group performs extensive due diligence to identify properties located in promising markets with favorable economic, demographic and demand factors. The Company continually seeks underperforming hotel properties where improved management, capital improvements or brand conversion could increase the hotel's operating performance and property value. The Company also looks for potential sites for the development of a new hotel with strong economic fundamentals. The Company may also seek to acquire small independent management companies.

     The Company will look to manage both full-service and limited-service hotels with strong brand quality in the mid-priced to upscale segments of the lodging industry. The Company intends to grow its strong relationship with Marriott International by pursuing franchise opportunities under the Marriott, Renaissance, Courtyard by Marriott and Residence Inn brand names. The Company will also expand its current relationships with other hotel management companies by pursuing franchise opportunities to manage hotels under other quality brands such as Hilton, Hilton Garden Inn, Sheraton and Crowne Plaza. The Company will also look to manage additional conference centers that are either adjacent to managed hotels or that are stand alone facilities.

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

Hotel Lodging Industry

     The lodging industry experienced poor results in 2001 due to reduced travel as a result of the economic recession and the tragic events of September 11. Prior to September 11, the slowdown in the domestic economy reduced the overall leisure and business travel resulting in lower hotel occupancies. The events of September 11 had a dramatic impact on the lodging industry as travel immediately following the terrorist attacks was at historic lows. Corporate and leisure travel began to improve in the later part of 2001, but it still remained well below historic levels. According to Smith Travel Research, declines in hotel occupancies drove REVPAR decreases of 6.9% for 2001.

     Due to the low hotel occupancies, many operators, including the Company, reduced staff levels at many hotel locations in order to help maintain operating margins. However, many hospitality companies still incurred operating losses in 2001. The weak hotel market has also caused the hotel loan default rates to increase.

     The Company expects that 2002 will be another poor year for the lodging industry as we expect hotel occupancies will improve from their lows in the fourth quarter of 2001 but will still remain below historic levels, while average room rates will grow at or slightly below the rate of inflation.

Managed Hotel Properties

     The Company's managed hotels are located in urban and suburban markets and include full-service hotels, limited-service hotels, extended-stay hotels, resorts and conference centers. The hotels and conference centers are managed under management and lease agreements. The hotels are generally operated under the Marriott, Hilton, Sheraton, Renaissance, Crowne Plaza, Courtyard by Marriott, Residence Inn, Hilton Garden Inn and Holiday Inn brand names under franchise agreements. The conference centers under the Company's management are generally adjacent to a managed hotel property.

     The Company's full-service hotel properties typically have meeting and banquet facilities, food and beverage facilities, pool and exercise rooms, guest suites and other guest amenities. The Company's limited-service hotel properties have less guest amenities and may include limited food and beverage facilities and guest services.

     Each hotel or conference center generally has an individual management agreement with the hotels owned by various owners. The Company's hotel management agreements have varying terms generally ranging from one to 20 years with, in some instances, renewal options. The hotel management agreements have varying termination provisions ranging from (i) agreements that are terminable by the owner without cause upon short notice; (ii) agreements that are terminable by the owner upon the sale of the hotel without a termination fee; and (iii) agreements that are terminable by the owner upon the sale of the hotel with the payment of a termination fee. Many of the Company's hotel management agreements also contain performance termination provisions. No one managed hotel property is mateiral to the Company's operations.

     The table below sets forth comparable performance for the Company's managed-full-service and limited-service hotels:

Comparable Full-Service Hotels

                                                             Fiscal Year
                                                        -------------------
                                                          2001        2000
                                                        -------     -------
      Average daily rate ............................   $109.80     $110.37
      Occupancy percentage ..........................      66.0%       68.3%
      REVPAR ........................................   $ 72.46     $ 75.35
      REVPAR % change ...............................      (3.8%)        --

Comparable Limited-Service Hotels

                                                                Fiscal Year
                                                             -----------------
                                                              2001       2000
                                                             ------     ------
Average daily rate ......................................    $77.07     $78.19
Occupancy percentage ....................................      66.8%      72.5%
REVPAR ..................................................    $51.48     $56.66
REVPAR % change .........................................      (9.1%)       --

     The following table sets forth, as of the date hereof, the location and number of rooms relating to each of the Company's managed hotels and conference centers:

Hotel                                                         Location                             Rooms
-----                                                         --------                             -----
Managed Properties:
Atlanta Marriott Gwinnett Place......................         Atlanta, GA                           426
Atlanta Midtown Residence Inn........................         Atlanta, GA                           160
Atlantic City -Somers Point Residence Inn............         Somers Point, NJ                      120
Baltimore Inner Harbor Courtyard.....................         Baltimore, MD                         205
Brasstown Valley Resort..............................         Young Harris, GA                      134
Crowne Plaza Harrisburg..............................         Harrisburg, PA                        261
Emory Conference Center Hotel........................         Atlanta, GA                           198
Emory Inn............................................         Atlanta, GA                           107
Greenville Airport Marriott..........................         Greenville, SC                        204
Greenville Courtyard.................................         Greenville, NC                         84
Hilton Garden Inn of Independence....................         Independence, MO                      203
Hilton Singer Island Ocean Front Resort..............         Singer Island, FL                     223
Holiday Inn Beachside................................         Key West, FL                          222
Hoilday Inn on the Hill..............................         Washington, D.C.                      343
Jacksonville Courtyard...............................         Jacksonville, FL                      137
Jacksonville Marriott................................         Jacksonville, FL                      256
Lodge of Smithgall Woods.............................         Helen, GA                               -
Loudermilk Conference Center.........................         Atlanta, GA                             -
Lynchburg Courtyard..................................         Lynchburg, VA                          90
Marriott's Bay Point Resort Village..................         Panama City, FL                       356
Mount Pleasant Holiday Inn...........................         Mount Pleasant, SC                    158
Norfolk Waterside Conference Center..................         Norfolk, VA                             -
Norfolk Waterside Marriott...........................         Norfolk, VA                           405
Palm Beach Gardens Marriott..........................         Palm Beach Gardens, FL                279
Princeton Courtyard..................................         Princeton, NJ                         154
Ramada Plaza Gateway.................................         Kissammee, FL                         500
Turner Conference Center.............................         Atlanta, GA                             -
West Palm Beach Sheraton.............................         West Palm Beach, FL                   349

Leased Properties:
Atlanta Buckhead-Lenox Residence Inn.................         Atlanta, GA                           150
Atlanta Gwinnett Place Residence Inn.................         Atlanta, GA                           132
Georgia Tech Hotel (1)...............................         Atlanta, GA                           250
Georgia Tech Conference Center (1)...................         Atlanta, GA                             -

Managed Properties with Ownership Interest:
Birmingham Courtyard (1).............................         Birmingham, AL                        233
Charlotte City Center Courtyard......................         Charlotte, NC                         181
Portsmouth Renaissance Hotel.........................         Portsmouth, VA                        249
Portsmouth Waterfront Conference Center..............         Portsmouth, VA                          -
Stratford Staybridge Suites by Holiday Inn...........         Stratford, CT                         135
Sugar Land Marriott Town Square (1)..................         Sugar Land, TX                        300
Sugar Land Conference Center (1).....................         Sugar Land, TX                          -
                                                                                                  -----
                                                                                                  7,204
                                                                                                  =====

_________
(1) The hotel is currently under construction or renovation and is expected to open in 2003.

Hotel Ownership

     The Company owns equity interests in seven hotels and conference centers, including three properties under construction, that are managed by the Company under long-term management agreements.

     The Company owns a majority equity interest in the Portsmouth Renaissance Hotel and Waterfront Conference Center located in Portsmouth, Virginia, which opened in January 2001. The hotel and conference center are leased from the city for an initial period of 50 years plus options to renew the leases for up to an additional 49 years.

     The Company owns a 50% equity interest in the Charlotte City Center Courtyard located in Charlotte, North Carolina, which opened in October 2001. The Company also owns a 55% equity interest in the Stratford Staybridge Suites by Holiday Inn located in Stratford, Connecticut, which opened in February 2002.

     In February 2002, the Company entered into an agreement to develop and own a majority equity interest in the Sugar Land Marriott Town Square and Conference Center located in Sugar Land, Texas. The hotel is expected to open in late 2003. The conference center will be leased from the city for an initial term of 99 years.

     In addition, the Company purchased a hotel in Birmingham, Alabama. The hotel is currently under renovation to convert it to a Courtyard by Marriott and is expected to open in 2003.

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

     The table below sets forth comparable performance information for the Courtyard by Marriott hotels subleased by the Company:

                                                            Fiscal Year
                                                 ------------------------------
                                                   2001        2000       1999
                                                 -------      ------     ------
Number of properties .........................        53          53         53
Number of rooms ..............................     7,612       7,612      7,612
Average daily rate ...........................   $102.12      $99.85     $93.97
Occupancy percentage .........................      73.2%       80.1%      80.4%
REVPAR .......................................   $ 74.74      $79.99     $75.58
REVPAR % change ..............................      (6.6%)       5.8%       3.5%

     For 2001, REVPAR decreased by 6.6% for the Courtyard by Marriott hotels subleased by the Company due to decreases in occupancy of almost seven percentage points although room rates increased by 2.3%. Revenues in 2001 decreased 7.2%, while house profit margins remain unchanged.

     The following table presents information for the Courtyard by Marriott properties subleased by the Company by geographic region for fiscal year 2001:

                                                 Average
                                                 Number                Average
                                     Number     of Guest    Average     Daily
Geographic Region                   of Hotels    Rooms     Occupancy    Rate     REVPAR
-----------------                   ---------   --------   ---------   -------   ------
Southeast........................       9          143       69.8%     $100.85   $70.42
Mid-Atlantic.....................      11          144       72.0%      110.18    79.34
Midwest  ........................       6          142       72.9%       96.62    70.45
Northeast........................      15          142       75.5%      120.23    90.80
South Central....................       3          153       72.7%       82.82    60.21
Western  ........................       9          144       74.4%      125.18    93.15
         Average all regions.....      53          144       73.2%      102.12    74.74

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

     The table below sets forth comparable performance information for the Residence Inns subleased by the Company:

                                                      Fiscal Year
                                        --------------------------------------
                                           2001           2000          1999
                                        ---------      ---------     ---------
Number of properties ...............          18             18            18
Number of rooms ....................       2,178          2,178         2,178
Average daily rate .................     $103.65        $105.09       $100.96
Occupancy percentage ...............        77.6%          83.8%         83.0%
REVPAR .............................     $ 80.42        $ 88.08       $ 83.79
REVPAR % change ....................        (8.7%)          5.1%         (2.4)%

     For 2001, REVPAR decreased 8.7% for the Residence Inns subleased by the Company due to a decrease in room rates of 1.4% and a decrease in occupancy of over six percentage points. Revenues in 2001 decreased 8.9% while house profit margins decreased almost one percentage point.

     The following table presents information for Residence Inn extended-stay properties subleased by the Company by geographic region for fiscal year 2001:

                                                       Average
                                                        Number                Average
                                            Number     of Guest    Average     Daily
       Geographic Region                   of Hotels    Rooms     Occupancy    Rate     REVPAR
       -----------------                   ---------   --------   ---------   -------   ------
       Southeast........................       2          107       65.3%     $ 91.89   $60.05
       Mid-Atlantic.....................       2          112       71.2%      104.81    74.60
       Midwest  ........................       3          153       79.2%      125.10    99.04
       Northeast........................       3          110       82.7%      111.08    91.89
       South Central....................       3          119       83.0%       91.22    75.76
       Western  ........................       5          119       77.1%      112.76    86.89
                Average all regions.....      18          121       77.6%      103.65    80.42

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

     The following table sets forth information for the limited-service hotels leased by the Company since the inception of the leases in 2000.

                                                           Fiscal Year
                                                     ---------------------
                                                      2001           2000
                                                     ------         ------
       Number of properties .................            28             22
       Number of rooms ......................         3,900          2,989
       Average daily rate ...................        $93.78         $95.34
       Occupancy percentage .................          67.2%          71.6%
       REVPAR ...............................        $63.04         $68.23

     The following table sets forth, as of the date hereof, the location and number of rooms relating to each of the Company's leased or subleased hotels.

     Subleased Limited-Service:

Location                                           Rooms
--------                                           -----
Arizona
     Flagstaff Residence Inn....................     102
     Phoenix Camelback Courtyard................     155
     Scottsdale Mayo Clinic Courtyard...........     124
     Scottsdale Residence Inn...................     122
     Tempe Residence Inn........................     126
California
     Camarillo Courtyard........................     130
     Fountain Valley Courtyard..................     150
     Fountain Valley Residence Inn..............     122
     Laguna Hills Courtyard.....................     136
     Los Angeles Airport Courtyard..............     146
     Rancho Bernardo Residence Inn..............     123
     San Jose Airport Courtyard.................     151
     Torrance South Bay Courtyard...............     151
Delaware
     Wilmington Courtyard.......................     152
Florida
     Boca Raton Courtyard.......................     152
     Jacksonville Mayo Clinic Courtyard.........     146
     Miami Lakes Courtyard......................     151
Georgia
     Atlanta Airport North Courtyard............     152
     Atlanta Alpharetta Residence Inn...........     103
     Atlanta Cumberland Courtyard...............     182
     Atlanta Jimmy Carter Boulevard Courtyard...     122
     Atlanta Midtown Courtyard..................     168
     Macon Courtyard............................     108
Illinois
     Chicago Arlington Heights North Courtyard..     152
     Chicago Downtown Residence Inn.............     221
Indiana
     Indianapolis Carmel Courtyard..............     149
Iowa
     Quad Cities Courtyard......................     108
Maryland
     Annapolis Residence Inn....................     102
     Columbia Courtyard.........................     152
     Greenbelt Courtyard........................     152
Massachusetts
     Boston Danvers Courtyard...................     122
     Boston Foxborough Courtyard................     149
     Boston Lowell Courtyard....................     120
     Boston Milford Courtyard...................     152
     Boston Norwood Courtyard...................     148
     Boston Stoughton Courtyard.................     152
     Boston Westborough Residence Inn...........     109
     Boston Woburn Courtyard ...................     121
Michigan
     Auburn Hills Courtyard.....................     148
     Warren Residence Inn......................      133
Minnesota
     Eden Prairie Courtyard.....................     149
Missouri
     Kansas City Airport Courtyard..............     149
     Kansas City South Courtyard................     149
New Jersey
     Hanover Courtyard..........................     149
     Mahwah Courtyard...........................     146
     Tinton Falls Courtyard.....................     121
New Mexico
     Albuquerque Residence Inn..................     112
New York
     Fishkill Courtyard.........................     152
     Syracuse Courtyard.........................     149
     Syracuse Residence Inn.....................     102
North Carolina
     Charlotte Research Park Courtyard..........     152
     Durham Residence Inn.......................     122
     Fayetteville Courtyard.....................     108
     Raleigh Durham Airport Courtyard...........     152
Ohio
     Columbus-Dublin Residence Inn..............     106
Pennsylvania
     Philadelphia Airport Courtyard.............     152
     Pittsburgh Airport Courtyard...............     148
     Willow Grove Courtyard.....................     149
     Willow Grove Residence Inn.................     118
Rhode Island
     Newport Courtyard..........................     148
South Carolina
     Spartanburg Courtyard......................     108
Tennessee
     Chattanooga Courtyard......................     109
     Nashville Brentwood Residence Inn..........     110
Texas
     Dallas Market Center Residence Inn.........     142
     Dallas Northpark Courtyard.................     160
     Dallas Northpark Residence Inn.............     103
Virginia
     Arlington/Rosslyn Courtyard................     162
     Dulles Airport Courtyard...................     149
     Williamsburg Courtyard.....................     151
Washington
     Bellevue Courtyard.........................     152
Wisconsin
     Brookfield Courtyard.......................     147
                                                   -----
         Total..................................   9,790
                                                   =====

     Leased Limited-Service:

Location                                           Rooms
--------                                           -----
Arizona
   Phoenix Chandler Courtyard...................     156
   Scottsdale TownePlace Suites.................     131
   Tempe Courtyard..............................     160
California
   Pleasant Hill Courtyard......................     135
   San Francisco Oyster Point Courtyard.........     199
   San Francisco Oyster Point Residence Inn ....     152
   San Ramon Courtyard..........................     136
Georgia
   Atlanta Northpoint Residence Inn.............     120
   Atlanta Alpharetta Courtyard.................     154
Kansas
   Overland Park Courtyard......................     168
Louisiana
   New Orleans Residence Inn....................     231
Maine
   Scarborough TownePlace Suites................      95
Maryland
   Baltimore-Washington Airport Residence Inn ..     120
Massachusetts
   Boston Tewksbury TownePlace Suites...........      95
   Danvers TownePlace Suites....................     127
New Jersey
   Parsippany Residence Inn.....................     156
   Mt. Laurel TownePlace Suites.................      95
Nevada
   Las Vegas Courtyard..........................     154
North Carolina
   Charlotte SpringHill Suites..................     136
   Raleigh Durham Courtyard.....................     123
   Raleigh Durham SpringHill Suites.............     120
Oklahoma
   Oklahoma City Courtyard......................     122
Tennessee
   Nashville SpringHill Suites..................     150
Texas
   Dallas Richardson Courtyard..................     123
Utah
   Salt Lake City Residence Inn.................     144
Virginia
   Centerville SpringHill Suites................     136
   Richmond Courtyard...........................     154
West Virginia
   Charleston Residence Inn.....................     108
                                                   -----
                                                   3,900
                                                   =====

Other Investments

     The Company owns a 25 percent interest in Swissotel Management (USA) LLC, a management company that manages five hotels in the United States. The Company also owns a five percent interest in a joint venture with Host Marriott that owns a first mortgage secured by five hotel properties owned by Host Marriott. As of December 28, 2001, the balance of the first mortgage was $110 million.

Marketing

     Affiliation with a national or regional brand is prevalent in the lodging industry with a majority of domestic hotels affiliated with a brand either through management contracts or franchise agreements. All of the Company's leased and subleased limited-service hotels are managed by Marriott International under the various brands of Marriott including Courtyard by Marriott, Residence Inn by Marriott, TownePlace Suites by Marriott and SpringHill Suites by Marriott. In addition, a majority of the Company's managed hotels are operated under the Marriott brands including Marriott, Renaissance, Courtyard by Marriott and Residence Inn through franchise agreements. The Company believes that these Marriott International-branded hotels will continue to enjoy competitive advantages arising from their participation in the Marriott International hotel system. Marriott International's nationwide marketing programs and reservation systems as well as the advantage of the strong customer preference for Marriott brands should also help these properties to maintain or increase their premium over competitors in both occupancy and room rates. Repeat guest business in the Marriott International hotel system is enhanced by the Marriott Rewards and Marriott Miles programs. Marriott Rewards membership includes nearly 15 million members.

     The Company's other managed hotels are generally operated through franchise agreements under other nationally recognized brand names such as Hilton, Sheraton, Hilton Garden Inn, Crowne Plaza and Holiday Inn. These hotels also share in their respective brand's national marketing programs, national reservation systems and frequent stay programs.

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

Segment                       Representative Participants
-------                       ---------------------------

Upscale Full-Service........  Marriott Hotels, Resorts and Suites; Crowne Plaza;
                              Doubletree; Embassy Suites; Hyatt; Hilton;
                              Radisson; Renaissance; Sheraton; Swissotel;
                              Westin; Wyndham

Upscale Limited-Service.....  Courtyard by Marriott; AmeriSuites; Hampton Inn
                              and Suites; Hilton Garden Inn; Holiday Inn; Ramada Inn; Sheraton Four Points; Wyndham Garden

Extended-Stay...............  Residence Inn; Hawthorne Suites; Homewood Suites
                              by Hilton; Staybridge Suites by Holiday Inn;
                              Summerfield Suites

Seasonality

     The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters, although this may not be true for hotels in major tourist destinations.

Staffing and Labor Costs

     The Company, as well as Marriott International, compete with various other lodging and service companies in attracting and retaining qualified and skilled personnel to operate the hotels managed by them. A shortage of such personnel or general inflationary pressure may require the Company or Marriott International to enhance its wage and benefits package to compete effectively for personnel necessary to operate the hotels, which could adversely affect the Company's net income attributable to the hotels.

Inflation

     The Company's hotels are impacted by inflation through its effect on increasing costs and on the ability to increase rates. Unlike other real estate, the Company believes that hotels have the ability to change room rates on a daily basis, so the impact of higher inflation generally can be passed on to customers.

Relationship with Host Marriott

     Full-Service Hotel Leases. In connection with the Distribution, wholly-owned subsidiaries of the Company entered into leases (the "Hotel Leases") with Host Marriott on December 31, 1998 for 121 full-service hotels. On December 17, 1999, the Work Incentive Improvement Act was passed which contained certain tax provisions related to REITs commonly known as the REIT Modernization Act ("RMA"). Under the RMA, beginning on January 1, 2001, REITs could lease hotels to a "taxable subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. This law enabled Host Marriott, effective January 1, 2001, to lease its hotels to a "taxable subsidiary". On November 13, 2000, the Company entered into an agreement with a subsidiary of Host Marriott for the purchase and sale of the Company's subsidiaries owning the leasehold interests in the full-service hotels leased from Host Marriott. The purchase and sale transaction generally transferred ownership of the Company's subsidiaries owning the full-service hotel leasehold interests to a subsidiary of Host Marriott for a total consideration of $205 million in cash. In 2001, upon receipt of all required consents, the purchase and sale transaction was completed. The Company recognized a pre-tax gain of approximately $204 million in 2001, net of transaction costs. The effective date of the transaction was January 1, 2001 for all but one of the full-service hotel leases, which had an effective date of June 16, 2001.

     Each Hotel Lease had a fixed term generally ranging from seven to ten years. The Hotel Leases had four seven-year renewal options at the option of the Company, however, Host Marriott could terminate any unexercised renewal options. The Company was required to pay the greater of (i) a minimum rent specified in each Hotel Lease, or (ii) a percentage rent based upon a specified percentage of aggregate sales from the hotel, including room sales, food and beverage sales, and other income, in excess of specified thresholds. The amount of minimum rent increased each year based upon 50% of the increase in CPI during the previous twelve months. Percentage rent thresholds increased each year based on a blend of the increases in CPI and the Employment Cost Index during the previous twelve months. As part of the Distribution, the Company and Host Marriott entered into guaranty and pooling agreements by which the Company and certain of its subsidiaries guaranteed the Hotel Lease obligations.

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

     Upon the commencement of the Hotel Leases, the Company purchased the working capital of the hotels from Host Marriott for approximately $87.8 million with the purchase price evidenced by notes that bore interest at 5.12%. Interest on each note was due simultaneously with the rent payment of each Hotel Lease. The principal amount of each note was due upon the termination of each Hotel Lease. In connection with the sale in 2001 of the Company's subsidiaries owning the leasehold interests in the remaining Hotel Leases, the working capital notes for the remaining Hotel Leases were repaid in 2001.

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

     In connection with the purchase and sale of the Company's subsidiaries owning the leasehold interests in the full-service hotel leases, the Company and Host Marriott entered into certain agreements that terminated the guarantee and pooling agreements and a non-competition agreement, as well as released the Company from certain obligations under the full-service hotel leases and FF&E Leases.

     Limited-Service Hotel Subleases. Host Marriott leases 71 limited-service hotels under the Residence Inn and Courtyard by Marriott brands (the "HM-HPT Leases") from HPT. The HM-HPT Leases have initial terms expiring through 2012 for the Courtyard properties and 2010 for the Residence Inn properties, and are renewable at the option of Host Marriott. In connection with the Distribution, subsidiaries of the Company entered into sublease agreements with Host Marriott for these limited-service hotels (the "Subleases"). The terms of the Subleases will expire simultaneously with the expiration of the initial term of the HM-HPT Leases. If Host Marriott elects to renew the HM-HPT Leases, the Company can elect to also renew the Subleases for the corresponding renewal term.

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

     The rent payable under the Subleases is guaranteed by the Company up to a maximum of $30 million. The Company's wholly-owned subsidiaries that are party to the Subleases were capitalized with $30 million in notes from the Company payable upon demand. In addition, the Subleases contain a covenant requiring the Company to maintain a minimum net worth of $30 million.

     As a result of the RMA, Host Marriott may terminate all, but not less than all of the Subleases beginning January 1, 2001 upon payment of the termination fee equal to the fair market value of the Company's leasehold interests in the remaining term of the Subleases using a discount rate of five percent.

     Upon commencement of the Subleases, the Company purchased the working capital of the hotels from Host Marriott for $7.3 million with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of the Subleases. The principal amount of each note is due upon termination of the Subleases. As of December 28, 2001, the outstanding balance of the working capital notes for the Subleases was $7.3 million.

     For the purposes of governing certain of the ongoing relationships between the Company and Host Marriott after the Distribution and to provide mechanisms for an orderly transition, the Company and Host Marriott entered into various agreements in addition to the Hotel Leases and Subleases, as described below.

     Distribution Agreement. The Company and Host Marriott entered into a distribution agreement (the "Distribution Agreement"), which provides for, among other things, (i) the Distribution; (ii) the division between the Company and Host of certain assets and liabilities; (iii) the contribution to the Company of Host Marriott's 3% general partnership interest in a partnership, which owns a senior living community; (iv) the sale to the Company of the 25% interest in Swissotel Management (USA) LLC; (v) a guarantee by Host Marriott on certain company debt obligations; and (vi) certain other agreements governing the relationship between the Company and Host Marriott following the Distribution. The Company also granted Host Marriott a contingent right for a period of ten years to purchase the Company's interest in Swissotel Management (USA) LLC at fair market value in the event the tax laws are changed so that Host Marriott could own such interest without jeopardizing its status as a REIT.

     Subject to certain exceptions, the Distribution Agreement also provides for, among other things, the assumption of liabilities and cross-indemnities designed to allocate to the Company, effective as of December 29, 1998, financial responsibilities for liabilities arising out of, or in connection with, the business of the senior living communities.

     Asset Management Agreement. In connection with the Distribution, the Company entered into an asset management agreement (the "Asset Management Agreement") with Host Marriott and its affiliates for a term of two years (with a one-year automatic renewal) to provide asset management services to Host Marriott and its affiliates for its hotel portfolio. These services included:
(i) monitoring property/brand performance; (ii) pursuing expansion and repositioning opportunities; (iii) overseeing capital expenditure budgets and forecasts; (iv) assessing return on investment expenditure opportunities; and
(v) analyzing competitive supply conditions in each market. In 1999, the Company was paid an aggregate fixed annual fee of $4.5 million for services rendered under these contracts. In the first quarter of 2000, the Company and Host Marriott and its affiliates, renegotiated the Asset Management Agreement pursuant to a restructuring of the Company's asset management department. Under the amended Asset Management Agreement, the Company was paid a fixed fee of $3.5 million in fiscal year 2000, plus additional asset management fees totaling $625,000. The Asset Management Agreement was terminated with the sale of the full-service hotel leases in January 2001.

     Tax Sharing Agreement. The Company and Host Marriott entered into a tax sharing agreement which defines each party's rights and obligations with respect to deficiencies and refunds of federal, state and other income or franchise taxes relating to the Company's business for taxable years prior to December 29, 1998 and with respect to certain tax attributes of the Company after December 29, 1998. Generally, Host Marriott was responsible for filing consolidated returns and paying taxes for periods through December 29, 1998, and the Company is responsible for filing returns and paying taxes for subsequent periods.

     Hotel Management Agreements. The Company also manages four hotels owned by Host Marriott under management agreements.

Relationship with Marriott International

     Marriott International is the manager for all of the Company's leased or subleased limited-service hotels. The subleased limited-service hotels are managed by Marriott International under long-term management agreements between Host Marriott and Marriott International. In connection with entering into the subleases, the Company, Host Marriott and Marriott International entered into agreements whereby the existing hotel management agreements with Marriott International were assigned to the Company for the term of the corresponding hotel subleases. Marriott International is the manager of the ten limited-service hotels that were sold by the Company in 2001 under a long-term management agreement. The Company also manages or has agreements to manage 19 hotels under franchise agreements with Marriott International under the Marriott, Renaissance, Courtyard by Marriott and Residence Inn brand names. Marriott International is also the manager of the 31 senior living communities under long-term operating agreement that were sold by the Company in January 2002.

Environmental Matters

     Under various federal, state and local laws, ordinances and regulations, owners or operators of real estate may be required to investigate and clean up certain hazardous substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with any contamination. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. No assurances can be given that (i) a prior owner, operator or occupant, such as a tenant, did not create a material environmental condition not known to the Company, (ii) a material environmental condition with respect to any hotel does not exist or (iii) future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in the imposition of environmental liability.

     No assurances can be given, that all potential environmental liabilities have been identified or properly quantified or that no prior owner, operator or past or current guest or occupant has created an environmental condition not known to the Company. Moreover, no assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability or (ii) the current environmental condition of the hotels will not be affected by the condition of land or operations in the vicinity of the hotels (such as the presence of underground storage tanks) or by third parties unrelated to the Company.

Employees

     As of December 28, 2001, the Company had 3,677 employees.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters

     The Company's common stock is listed on the New York Stock Exchange and is traded under the symbol "CLJ". The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of the common stock as reported on the New York Stock Exchange Composite Tape. The Company did not declare any cash dividends for fiscal years 2001 and 2000. The Company currently intends to retain future earnings, if any, for use in its business and does not anticipate paying regular cash dividends on the common stock. As of March 1, 2002, there were approximately 19,500 holders of common stock.

                                                               High      Low
                                                               ----      ---
    2000
      1/st/ Quarter ....................................      $20.38    $15.88
      2/nd/ Quarter ....................................       19.75     16.00
      3/rd/ Quarter ....................................       19.75     16.88
      4/th/ Quarter ....................................       25.94     19.63
    2001
      1/st/ Quarter ....................................       28.00     23.75
      2/nd/ Quarter ....................................       30.21     25.35
      3/rd/ Quarter ....................................       31.90     28.13
      4/th/ Quarter ....................................       31.55     24.75

Item 6. Selected Financial Data

     The following table presents selected historical consolidated financial statement data derived from the Company's consolidated financial statements for the fiscal years ended December 28, 2001, December 29, 2000, December 31, 1999 and January 1, 1999 and for the period from June 21, 1997 through January 2, 1998. The financial statement data for periods prior to June 21, 1997 is the data for the predecessor business of the Company which was owned by Marriott International for the period from April 1, 1996 through June 20, 1997. The Company did not declare any dividends for the periods presented. The following data should be read in conjunction with the Company's consolidated financial statements and the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere herein. The data reflected herein may not be indicative of the Company's future financial condition or results of operations because of the following significant transactions:

..    On January 11, 2002, the Company completed the sale of its senior living segment. For accounting purposes, the Company has classified the senior living segment as a discontinued operation in the accompanying financial data. For fiscal year 1998 and prior periods, the historical data reflects only the operations of the senior living segment.
..    On December 31, 1998, the Company entered into lease agreements to lease
     121 full-service hotels from Host Marriott. On November 13, 2000, the Company entered into an agreement with Host Marriott for the purchase and sale of the Company's subsidiaries owning the leasehold interests in all the remaining full-service hotels leased from Host Marriott. In 2001, the purchase and sale transaction was completed and the Company recognized a pre-tax gain on the transaction of approximately $204 million in 2001. The effective date of the transaction was January 1, 2001 for all but one of the full-service hotel leases, which had an effective date of June 16,
     2001. Accordingly, the accompanying financial data reflects the operating results of all of the full-service hotel leases for fiscal years 1999 and 2000 as well as the operating results of one full-service hotel lease for the first two quarters of fiscal year 2001.
..    On March 29, 1999, the Company acquired a controlling interest in a partnership that owned 11 Residence Inn hotels. In subsequent separate transactions, the Company acquired the remaining partnership interests in 1999 and 2001. In February 2000, the Company sold one of the Residence
     Inns. In September 2001, the Company sold the remaining Residence Inns and recognized a pre-tax gain on the sale of $27.3 million in 2001.
..    In March 2000, the Company purchased the hotel management business of two independent hotel management companies consisting primarily of management contracts and leases for 27 hotels and conference centers.
..    On December 14, 2001, the Company sold the Baltimore Inner Harbor Courtyard and recognized a pre-tax gain on the sale of $5.0 million.
..    In 2001, the Company recorded a corporate restructuring charge of $6.1 million for the severance of certain corporate employees as a result of the sale of the full-service hotel leases.
..    In 2001, the Company purchased stock options of two former executives. The
     Company recorded a charge of $5.5 million for the purchase in 2001.
..    In 2001, the Company recorded a non-cash charge of $12.0 million for the impairment of certain hotel management contracts, equity investments and lease deposits to write-down the assets to their fair value.

                                                                                                                     Marriott
                                                                  Crestline Capital Corporation                    International
                                            --------------------------------------------------------------------   -------------
                                                                                                        Period
                                                                                                      from June
                                                                                                       21, 1997     Twenty-four
                                                                                                       through      Week Period
                                            Fiscal Year   Fiscal Year    Fiscal Year    Fiscal Year   January 2,      Ended
                                                2001         2000            1999           1998         1998      June 20, 1997
                                            -----------   -----------    -----------    -----------   ----------   -------------
                                                                    (in thousands, except per share data)
Statement of Operations Data:
   Revenues .............................     $508,180    $ 4,554,439    $ 4,199,760     $     --      $     --       $   --
   Income from continuing operations ....      131,430         32,467         30,929           --            --           --
   Net income ...........................      148,015         44,798         39,885        5,915           358        2,628
   Basic earnings per common share (1):
     Income from continuing
       operations .......................         8.51           2.01           1.51           --            --           --
     Net income .........................         9.58           2.77           1.95          .27           .02           --
   Diluted earnings per common share (1):
     Income from continuing
       operations .......................         8.13           1.95           1.48           --            --           --
     Net income .........................         9.16           2.69           1.91          .27           .02           --

Other Data:
   Depreciation and amortization ........     $  5,514    $     6,258    $     3,680     $     --      $     --       $   --
   Cash from continuing operations ......       96,451         30,288         67,905           --            --           --
   Cash provided by (used in) investing
     activities from continuing
     operations .........................       61,161        (52,116)       (35,540)          --            --           --
   Cash provided by (used in) financing
     activities from continuing
     operations .........................        2,661        (32,788)      (100,737)          --            --           --

Balance Sheet Data:
   Total assets .........................     $924,904    $ 1,017,407    $   964,868     $858,753      $663,502       $   --
   Total debt (2) (3) ...................        2,572         54,762         55,588           --            --           --
   Total shareholders' equity ...........      568,475        412,088        400,748      459,254       227,064           --

__________
(1) For fiscal year 1998 and the period from June 21, 1997 through January 2, 1998, the weighted average shares outstanding used to calculate earnings per share is based on Host Marriott's weighted average shares outstanding adjusted for the one-for-ten distribution ratio.
(2) Debt excludes debt of discontinued operations of $245,304,000, $284,190,000, $250,629,000, $213,076,000 and $349,934,000 as of December
     28, 2001, December 29, 2000, December 31, 1999, January 1, 1999 and January 2, 1998, respectively.
(3)  Debt excludes $7,330,000, $89,650,000, $89,650,000 and $95,114,000 of hotel working capital notes payable to Host Marriott as of December 28, 2001, December 29, 2000, December 31, 1999 and January 1, 1999, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     The Company believes the following represent its critical accounting policies. The Company determined that these accounting policies were significant due to their impact on the presentation of the consolidated financial statements, the impact on the operating results and financial position of the Company, and the estimates inherent in the policies.

Discontinued Operations

     In 2001, the Company has classified the senior living segment as discontinued operations in its consolidated financial statements. This treatment has a significant impact on the presentation of the Company's consolidated financial statements as the net operating results of the senior living segment are presented in one line item in the consolidated statements of operations and the assets and liabilities are presented in two line items in the consolidated balance sheets. Management's Discussion and Analysis of Financial Condition and Results of Operations reflects this presentation.

Revenue Recognition

     Revenues of the Company's full-service hotel leasing, limited-service hotel leasing and hotel ownership business segments consist of the property-level revenues generated by the hotels. Revenue from the operations of these hotels is recognized when the services are provided.

     Revenues of the Company's hotel management business segment consist of the property-level revenues generated by managed hotels operated under lease agreements and management fees from hotels managed under management agreements. Revenue from the operation of these hotels is recognized when the services are provided. Management fee revenue is recognized in accordance with Staff Accounting Bulletin No. 101 ("SAB No. 101"), which provides that contingent revenue should be recorded in the period in which the contingency is resolved. For certain of the Company's management contracts, certain management fees are earned after specified thresholds for annual operating profit have been attained. The Company recognizes management fee revenue for those contracts when those thresholds are achieved, which usually occurs in the fourth quarter of a fiscal year.

     Other revenues, which primarily represent hotel asset management services, are recognized as the services are provided.

Amortization of Intangible Assets

     Intangible assets consist of the value of hotel contracts purchased and the cost incurred to obtain management contracts and lease contracts. Intangible assets are amortized on a straight-line basis over the estimated useful life of the term of the underlying contract. Certain of the Company's management contracts can be terminated by the owner upon short notice with no termination fee or a termination fee less than the net book value of the asset. The Company's estimate of the useful life of the term of these contracts could have a material impact on the Company's operating results.

Impairment of Long-Lived Assets

     The Company assesses impairment of long-lived assets based on whether it is probable that undiscounted future cash flows from each long-lived asset will be less than its net book value. If an asset is impaired, its basis is adjusted to its fair value. The Company's long-lived assets include intangible assets, lease deposits, property and equipment, and investments in unconsolidated affiliates. The Company's assumptions on the expected future cash flows of these assets could have a material impact on the Company's operating results.

Accounting for Income Tax

     The preparation of the Company's consolidated financial statements requires management to make estimates of the income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes, which result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. The Company's estimate of the income tax provision and the assumption of the realizability of deferred tax assets could have a material impact on the Company's operating results.

Principles of Consolidation

     The Company's consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in affiliates over which the Company has the ability to exercise significant influence, but does not control, are accounted for using the equity method. The Company consolidates entities in which it owns a controlling interest (typically over 50% of the voting shares) and consolidates investments when it owns a general partnership or managing member interest unless minority shareholders participate in or have the right to block management decisions.

Fiscal Year 2001 Compared to Fiscal Year 2000

Revenues

     Revenues represent property-level revenues from owned and leased hotels, as well as managed hotels operated under lease agreements and management fees from managed hotels operated under management agreements. Overall revenues decreased by $4.0 billion to $508 million for 2001 from $4.6 billion for 2000. The significant decrease in revenues is attributable primarily to the sale of the full-service hotel leases in 2001. The Company's comparable hotel revenues in 2001 were down significantly as a result of lower leisure and corporate travel due to the economic recession and the events of September 11.

     Revenues by segment were as follows:

                                                              Fiscal Year
                                                        ---------------------
                                                          2001        2000
                                                        --------   ----------
                                                           (in thousands)
     Full-service hotel leasing .....................   $ 58,986   $4,115,070
     Limited-service hotel leasing ..................    385,272      359,371
     Hotel ownership ................................     34,634       39,797
     Hotel management ...............................     29,288       36,076
     Other ..........................................         --        4,125
                                                         --------   ----------
                                                         $508,180   $4,554,439
                                                         ========   ==========

     Full-Service Hotel Leasing. Due to the sale of the full-service hotel leases, revenues in 2001 consisted of revenues for one full-service hotel lease that was sold June 16, 2001. All of the remaining full-service hotel leases were sold effective January 1, 2001.

     Limited-Service Hotel Leasing. Leased limited-service revenues increased $25.9 million, or 7.2%, to $385 million in 2001. The limited-service hotel leasing segment consists of both the 71 limited-service hotels subleased from Host Marriott and the 28 limited-service hotels leased from other REITs. The significant increase in limited-service hotel revenues is due primarily to the incremental revenues from the addition of two limited-service hotel lease portfolios of 28 hotels in 2000 and 2001.

     Revenue from the Company's 71 subleased limited-service hotels decreased $24.1 million, or 7.6%. REVPAR for the Company's subleased Courtyard by Marriott hotel properties decreased 6.6% for 2001. The decrease in REVPAR was driven by a decrease in average occupancy of almost seven percentage points, partially offset by an increase in average room rates of 2.3%. REVPAR for the Company's subleased Residence Inn properties decreased 8.7%. The average occupancy decreased by over six percentage points and average room rates decreased by 1.4%.

     Revenue from the Company's 28 new leased limited-service hotels were $91.1 million in 2001 and $41.1 million in 2000.

     Hotel Ownership. Revenue for the Company's owned hotels decreased $5.2 million, or 13%, to $34.6 million in 2001. The significant decrease in revenues is primarily due to the sale of the portfolio of ten Residence Inns in the beginning of the fourth quarter of 2001, partially offset by the acquisition of the Baltimore Inner Harbor Courtyard in December 2000.

     Hotel Management. Revenue for the Company's managed hotels decreased $6.8 million to $29.3 million in 2001. The Company entered into the hotel management business in March 2000 with the acquisition of two hotel management portfolios. The decrease in revenue is primarily due to the conversion of a lease agreement for one hotel to a management contract in the second quarter of 2001, as well as a decrease in comparable REVPAR. Comparable REVPAR for the Company's managed full-service hotels decreased 3.8% in 2001. The lower comparable REVPAR results for managed full-service hotels were due to a decrease in comparable average room rates of 0.5% and a decrease in comparable average occupancy of over two percentage points. In 2001, comparable REVPAR for the Company's managed limited-service hotels decreased 9.1%. The significant decrease in comparable REVPAR was due primarily to a large decrease in comparable average occupancy of almost six percentage points as well as a decrease in comparable average room rate of 1.4%.

     Other. Other revenues in 2000 consisted primarily of fees for asset management services related to the full-service hotel leases.

Operating Profit

     The Company's operating profit decreased $71.4 million to $6.2 million for 2001. Operating profit by segment was as follows:

                                                               Fiscal Year
                                                           -------------------
                                                             2001       2000
                                                           --------    -------
                                                             (in thousands)
      Full-service hotel leasing .......................   $  1,295    $52,944
      Limited-service hotel leasing ....................      6,784     11,322
      Hotel ownership ..................................     10,583     11,846
      Hotel management .................................       (468)       675
      Other ............................................    (12,004)       810
                                                           --------    -------
                                                           $  6,190    $77,597
                                                           ========    =======

     Full-Service Hotel Leasing. Due to the sale of the full-service hotel leases, operating profit in 2001 consisted of the operating profit for one full-service hotel lease that was sold on June 16, 2001.

     Limited-Service Hotel Leasing. Operating profit for the Company's leased limited-service hotels decreased $4.5 million to $6.8 million in 2001.

     The Company's limited-service hotel sublease operating profit decreased $450,000, or 4.7%, to $9.2 million. The decline in operating profit for the subleases was driven by a 7.6% decrease in revenue, partially offset by cost reductions at the hotels by Marriott International and lower percentage rent expense.

     The Company's new limited-service hotel leases had a loss of $2.4 million in 2001 compared to an operating profit of $1.7 million in 2000. Since the new limited-service hotel leases consist primarily of recently opened new hotels with relatively new brands, these hotels experienced a greater negative impact on profitability as a result of the reduced leisure and business travel in 2001.

     Hotel Ownership. Operating profit for the Company's owned hotels decreased $1.3 million, or 11%, to $10.6 million due primarily to the sale of the hotels discussed above.

     Hotel Management. The Company's managed hotels had an operating loss of $468,000 in 2001 compared to an operating profit of $675,000 in 2000. The results in 2001 were negatively impacted by the operating losses of the Company's hotels managed through lease agreements. The Company's hotels managed through lease agreements had an operating loss of $1.4 million in 2001 compared to an operating profit of $161,000 in 2000. One of the leases was converted to a management agreement effective June 1, 2001 and another one was converted to a management agreement effective January 1, 2002.

     Other. In 2001, the Company recorded a non-cash charge of $12.0 million for the impairment of certain hotel management contracts, equity investments and lease deposits to write-down the assets to their fair value.

Gain on Sale Transactions

     The Company recorded a gain on sale transactions of $237 million in 2001 consisting of the following:

     . the Company sold all of its subsidiaries that owned the leasehold interests in the full-service hotel leases for a total cash consideration of $205 million. The Company recorded a gain of $204 million, net of transaction costs, in 2001;
     . the Company recorded a gain of $27.3 million on the sale of its portfolio of ten Residence Inns in 2001; and
     . the Company recorded a gain of $5.0 million on the sale of the Baltimore Inner Harbor Courtyard in 2001.

Minority Interest Expense

     In 2000, the minority interest expense represented the minority owner's share of the operating results of the partnership that owns a portfolio of Residence Inn hotels. In the first quarter of 2001, the Company purchased the remaining minority interests in the partnership.

Equity in Earnings (Losses) of Unconsolidated Affiliates

     Equity in earnings (losses) of unconsolidated affiliates was a loss of $1.1 million in 2001 compared to earnings of $795,000 in 2000. The comparisons to the prior year were impacted by two new joint ventures that each own a hotel that opened in 2001. Both joint ventures experienced negative operating profits due to the start up costs and low occupancy typical of new hotel openings.

Corporate Expenses

     Corporate expenses increased $10.2 million to $26.6 million in 2001. In 2001, the Company recorded non-recurring charges of $13.1 million consisting of the following:

     . the Company recorded a corporate restructuring charge of $6.1 million for the severance of certain corporate employees due to the sale of the full-service hotel leases. Included in this restructuring charge is a $3.6 million non-cash charge for the acceleration of the vesting of stock options and stock awards;
     . the Company recorded a charge of $5.5 million for the purchase of stock options from two former executives; and
     . the Company recorded a charge of $1.5 million for terminated merger costs with a third party.

Interest Expense

     Interest expense decreased by $4.1 million to $5.1 million in 2001. The decrease in interest expense is due primarily to the reduction in the interest on the working capital notes for the full-service hotel leases that were repaid in connection with the sale of the full-service hotel lease in 2001. Interest expense includes $422,000 and $4.6 million in 2001 and 2000, respectively, related to interest on the hotel working capital notes payable to Host Marriott.

Interest Income

     Interest income increased $4.7 million to $8.9 million for 2001. The increase in interest income is due primarily to the additional interest earned on the cash proceeds from the sale of the full-service hotel leases and the portfolio of ten Residence Inns, partially offset by lower interest rates in 2001 on the Company's investments.

Income Taxes

     The Company's effective income tax rate for 2001 was 40.0% compared to 41.5% in 2000. The reduction in the effective tax rate is due to the 2000 effective income tax rate reflecting the non-deductibility of certain operating costs and expenses primarily from the Company's leased full-service hotels, as well as the impact of higher income tax rates for leased full-service hotels located in Canada.

Income From Continuing Operations

     Income from continuing operations for 2001 was $131 million, or $8.13 per diluted share, compared to $32.5 million, or $1.95 per diluted share, for 2000.

Income From Discontinued Operations

     Income from discontinued operations consists of the Company's senior living segment that was sold on January 11, 2002. Revenues from discontinued operations increased by $15.6 million, or 5.9%, to $277 million in 2001. The income from discontinued operations increased by $4.3 million, or 34%. The increase was attributable to an increase in the operating profit of the senior living communities of $4.8 million, or 11%, due mostly to an increase in average daily rates of 6.4% and improvements in profit margins due to costs controls implemented by the manager. These increases to income from discontinued operations were partially offset by an increase in interest expense of the discontinued operations due to an additional debt financing in mid 2000.

Net Income

     Net income was $148 million, or $9.16 per diluted share, in 2001 compared to $44.8 million, or $2.69 per diluted share, in 2000.

Fiscal Year 2000 Compared to Fiscal Year 1999

Revenues

     Overall revenues increased by $355 million, or 8.4%, to $4.6 billion for 2000 from $4.2 billion for 1999. The increase in revenues is due primarily to the leased hotel full-service hotel REVPAR growth, the incremental revenues from the acquisition of a controlling interest in a portfolio of Residence Inns in the second quarter of 1999, the acquisition of a hotel management portfolio in the first quarter of 2000, and the addition of two limited-service hotel lease portfolios in the second and third quarters of 2000.

     Revenues by segment were as follows:

                                                         Fiscal Year
                                                    -----------------------
                                                       2000         1999
                                                    ----------   ----------
                                                        (in thousands)
    Full-service hotel leasing ..................   $4,115,070   $3,859,756
    Limited-service hotel leasing ...............      359,371      303,017
    Hotel ownership .............................       39,797       32,217
    Hotel management ............................       36,076           --
    Other .......................................        4,125        4,770
                                                    ----------   ----------
                                                    $4,554,439   $4,199,760
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

     Limited-Service Hotel Leasing. Leased limited-service revenues increased $56.4 million, or 19%, to $359 million in 2000. The limited-service hotel leasing segment consists of both the 71 limited-service hotels subleased from Host Marriott and the 28 limited-service hotels leased from other REITs. The significant increase in limited-service hotel revenues is due primarily to the incremental revenues from the addition of two limited-service hotel lease portfolios of 28 hotels in the second and third quarters of 2000.

     The Company's limited-service hotel sublease revenue increased $15.2 million, or 5.0%. REVPAR for the Company's subleased Courtyard by Marriott hotel properties increased 5.8% for 2000. The increases in REVPAR were driven by an increase in average room rates of 6.3%, partially offset by a slight decrease in average occupancy. REVPAR for the Company's subleased Residence Inn properties increased 5.1%. Average room rates increased 4.1% and average occupancy increased almost one percentage point.

     Revenue from the Company's new limited-service hotel leases was $41.1 million in 2000.

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

Operating Profit

     The Company's operating profit increased $2.2 million, or 2.9%, to $77.6 million for 2000. Operating profit by segment was as follows:

                                                            Fiscal Year
                                                         -----------------
                                                          2000      1999
                                                         -------   -------
                                                          (in thousands)
    Full-service hotel leasing .......................   $52,944   $56,676
    Limited-service hotel leasing ....................    11,322     8,710
    Hotel ownership ..................................    11,846     9,508
    Hotel management .................................       675        --
    Other ............................................       810       499
                                                         -------   -------
                                                         $77,597   $75,393
                                                         =======   =======

     Full-Service Hotel Leasing. Operating profit for the Company's leased full-service hotels decreased $3.7 million, or 6.6% to $52.9 million. Operating profit was impacted by the high full-service REVPAR growth of 6.0%, which pressured the Company's full-service hotel leasing operating profit as the Company's percentage lease expense increased significantly over the prior year. In addition, operating profit was negatively impacted by utility and wage cost pressures.

     Limited-Service Hotel Leasing. Operating profit for the Company's leased limited-service hotels increased $2.6 million, or 30%, to $11.3 million. Operating profit from the Company's limited-service hotel subleases increased $930,000, or 11% to $9.6 million. The Company's new limited-service hotel leases entered into in 2000 had an operating profit of $1.7 million in 2000.

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

Minority Interest Expense

     The minority interest expense represents the minority owner's share of the operating results of the partnership that owns a portfolio of Residence Inn hotels.

Equity in Earnings of Unconsolidated Affiliates

     Equity in earnings of unconsolidated affiliates in 2000 and 1999 consists primarily of the Company's equity in earnings in a joint venture that owns a mortgage secured by five hotels.

Corporate Expenses

     Corporate expenses increased 1.5% to $16.4 million for 2000.

Interest Expense

     Interest expense increased $720,000 to $9.2 million in 2000. The increase in interest expense is primarily attributable to the additional interest expense on the mortgage debt assumed from the acquisition of a controlling interest in a portfolio of Residence Inns. Interest expense includes $4.6 million and $4.9 million in 2000 and 1999, respectively, related to interest on the hotel working capital notes payable to Host Marriott.

Interest Income

     Interest income increased $2.0 million to $4.2 million for 2000.

Income Taxes

     The Company's effective income tax rates for 2000 and 1999 were 41.5% and 41.0%, respectively, reflecting the non-deductibility of certain operating costs and expenses primarily from the Company's leased full-service hotels as well as the impact of higher income tax rates for leased full-service hotels located in Canada.

Income From Continuing Operations

     Income from continuing operations for 2000 was $32.5 million, or $1.95 per diluted share, compared to $30.9 million, or $1.48 per diluted share, for 1999. The 32% increase in diluted earnings from continuing operations per share was due to the growth in operating profit discussed above as well as a reduction of the Company's common stock outstanding due to the stock repurchases during 1999 and 2000. Excluding the impact of the stock repurchase program, the 2000 diluted earnings from continuing operations per share would have increased 14% over the prior year.

Income from Discontinued Operations

     Income from discontinued operations consists of the Company's senior living segment that was sold on January 11, 2002. Revenues from discontinued operations increased $15.4 million, or 6.2%, to $262 million in 2000. The income from discontinued operations increased by $3.4 million, or 38%. The increase was attributable to an increase in the operating profit of the senior living communities of $5.2 million, or 13%, due mostly to an increase in average daily rates of 4.1% and improvements in profit margins due to cost controls implemented by the manager. The increase in income from discontinued operations was also due to a $3. 5 million loss on impairment from one of the senior living communities in 1999. These increases to income from discontinued operations were partially offset by an increase in interest expense of the discontinued operations due to additional debt financing.

Net Income

     Net income increased $4.9 million, or 12%, to $44.8 million in 2000. Diluted earnings per share increased 41% to $2.69 per diluted share.

Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash on hand and cash flow from operations. As of December 28, 2001, the Company had cash and cash equivalents of $185 million and marketable securities of $25.6 million. However, due to the sale of a significant portion of the Company's assets in 2001 and the first quarter of 2002, the Company does not expect cash flow from operations of its current business segments to be a significant source of liquidity in the future.

     Cash Flows. Cash from continuing operations was $96.5 million in 2001 compared to $30.3 million in 2000. The significant increase in cash from operations consists of the full-service hotel lease termination proceeds of $122 million, net of income taxes of approximately $82 million, partially offset by a decrease in the cash flow from operations attributable to the operating profit from the full-service hotel leases in 2000.

     Cash provided by investing activities from continuing operations was $61.2 million in 2001 compared to cash used in investing activities from continuing operations of $52.1 million in 2000. The cash provided by investing activities for 2001 principally consists of the gross sale proceeds from the sale of the portfolio of ten Residence Inns and the Baltimore Inner Harbor Courtyard, partially offset by the acquisition of the remaining minority interests in the partnership that owns the portfolio of ten Residence Inns, investments in hotel joint ventures, funding of lease deposits, and capital expenditures for renewals and replacements for its owned hotels.

     Cash provided by financing activities from continuing operations was $2.7 million in 2001 compared to cash used in financing activities from continuing operations of $32.8 million in 2000. The Company's cash provided by financing activities for 2001 consists primarily of draws on the credit facility to fund operating losses on one of the Company's limited-service hotel lease portfolios.

Investments

     Hotel Investments. On March 29, 1999, the Company acquired a 74% limited partner interest in the Marriott Residence Inn USA Limited Partnership ("Residence Inn USA") from a private investor for $34.4 million in cash and the consolidation of $54.5 million of debt for a total consideration of $88.9 million. In subsequent separate transactions, the Company acquired an additional 3% limited partner interest in Residence Inn USA in the second quarter of 1999 for $1.6 million in cash and the 5% general partner interest in Residence Inn USA from Host Marriott in the third quarter of 1999 for $2.7 million in cash increasing the Company's ownership to an 82% interest. On March 23, 2001, the Company acquired the remaining 18% limited partnership interest in Residence Inn USA for $11.4 million. At the date of the initial acquisition, Residence Inn USA owned eleven Residence Inn limited-service hotels that are managed by Marriott International under a long-term management agreement. In February 2000, the Company sold one of the Residence Inns for a net sales price of $6.2 million. In September 2001, the Company sold its remaining ten Residence Inn hotels to Apple Hospitality Two, Inc. for a total consideration of $119 million, including approximately $53 million of debt assumed by the purchaser.

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

     In December 2000, the Company acquired the 205-room Courtyard by Marriott in the Inner Harbor of Baltimore, Maryland for $21 million upon its completion of construction. In December 2001, the Company sold the Baltimore Inner Harbor Courtyard for $26 million. The Company continues to manage the hotel under a long-term management agreement.

     The Company entered into a joint venture to develop and own the 181-room Charlotte City Center Courtyard by Marriott which opened in October 2001. The Company's total equity contribution in 2001 was $2.1 million for a 50% interest in the joint venture. The Company manages the hotel under a long-term management agreement with the joint venture.

     In the first quarter of 2001, the Company entered into a joint venture agreement to develop and own the 135-room Staybridge Suites by Holiday Inn in Stratford, Connecticut. The Company's total equity contribution is approximately $3 million for a 55% interest in the joint venture. The hotel opened in February 2002. The Company manages the hotel under a long-term management agreement with the joint venture.

     Also in the first quarter of 2001, the Company purchased a hotel in downtown Birmingham, Alabama for $3.2 million. The Company intends to renovate the hotel and convert it into a 233-room Courtyard by Marriott. The hotel is expected to reopen in 2003.

     In March 2002, the Company entered into a joint venture to own a majority interest in the 300-room Sugar Land Marriott Town Square and the Sugar Land Conference Center in Sugar Land, Texas. The joint venture will lease the conference center from the city of Sugar Land for a period of 99 years. The hotel and conference center are expected to open in 2003. The Company's equity contribution was approximately $3.0 million. The Company will manage the hotel and conference center under a long-term management agreement with the joint venture.

     In March 2000, the Company purchased the hotel management business of Stormont Trice for $9.7 million. Pursuant to the acquisition, the existing management contracts for nine hotels and four conference centers and lease agreements for two hotels were assigned to the Company.

     Also, in March 2000, the Company purchased the hotel management business of Durbin for $4.4 million. Pursuant to the acquisition, the existing management contracts for ten hotels and lease agreements for two hotels were assigned to the Company.

     On June 9, 2000, the Company entered into an agreement with HPT to lease 19 limited-service hotels under long-term lease agreements. HPT acquired the hotels from Marriott International. Marriott International continues to manage the hotels under long-term management agreements with the Company. The hotels are operated under the Courtyard by Marriott, Residence Inn by Marriott, SpringHill Suites by Marriott and TownePlace Suites by Marriott brand names. Under the terms of the lease agreement, the Company made a $9.6 million security deposit in 2000 and an additional $6.0 million security deposit for the remaining two hotels in 2001.

     On August 18, 2000, the Company entered into an agreement with CNL to lease nine limited-service hotels under long-term lease agreements. CNL acquired the hotels from Marriott International. Marriott International continues to manage the hotels under long-term management agreements with the Company. The hotels are managed under the Courtyard by Marriott, Residence Inn by Marriott, SpringHill Suites by Marriott and TownePlace Suites by Marriott brand names. Under the terms of the lease agreement, the Company made a $2.6 million security deposit in 2000 and an additional $2.4 million security deposit for the remaining four hotels in 2001.

     On November 13, 2000, the Company entered into an agreement with a subsidiary of Host Marriott for the purchase and sale of the Company's subsidiaries owning the leasehold interests in the full-service hotels leased from Host Marriott. Pursuant to the purchase and sale transaction, the ownership of the Company's subsidiaries owning the full-service hotel leasehold interests would be transferred to a subsidiary of Host Marriott for a total consideration of $205 million in cash. In 2001, upon the receipt of all required consents, the purchase and sale transaction was completed. The Company recognized a pre-tax on the transaction gain of approximately $204 million in 2001, net of transaction costs. The effective date of the transaction was January 1, 2001 for all but one of the full-service hotel leases, which had an effective date of June 16, 2001.

     Senior Living Investments. In 1999, the Company opened 241 units at five senior living communities at a cost of approximately $23 million, which was the final phase of a four-year $88 million expansion program that ultimately resulted in the addition of 865 units to 21 of the Company's senior living communities.

     During 1998, the Company acquired additional limited partnership interests at a cost of $9.6 million in CCC Retirement Partners, LP, a partnership that owns nine senior living communities, which increased the Company's ownership percentage to 93%. In 1999, the Company acquired the remaining 7% limited partnership interests for $6.7 million.

     On August 9, 2001, the Company entered into a stock purchase agreement to sell its senior living business consisting of a portfolio of 31 senior living communities to SNH, a real estate investment trust based in Newton, Massachusetts. Pursuant to the stock purchase agreement, the Company would sell the capital stock of its subsidiaries that comprise the Company's senior living business. The transaction was subject to a successful vote by at least two thirds of the Company's shareholders, obtaining certain consents and customary closing conditions. On December 13, 2001, the Company's shareholders approved the sale transaction. On January 11, 2002, the Company closed on the transaction for a total consideration of $600 million. The Company's net after-tax proceeds from the transaction were approximately $347 million. The proceeds from the transaction included a $25 million promissory note issued by SNH, which had a 10% interest rate and a maturity of two years. On February 22, 2002, SNH repaid the $25 million promissory note.

Shareholders' Equity Transactions

     In 1999, the Company's Board of Directors authorized the Company to repurchase shares of the Company's common stock. In 2000 and 1999, the Company repurchased 1,928,000 and 5,260,000 shares of its common stock, for $35.4 million and $99.9 million, respectively, including the reverse stock split followed by the forward stock split discussed below.

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

Debt Financing

     Hotel Debt. In connection with the Company's acquisition of Residence Inn USA in 1999, the Company consolidated the debt of the partnership totaling $54.5 million at the date of acquisition. The debt was secured by mortgages on ten of the hotels, bore interest at 330 basis points over the 90-day Eurodollar rate and matured on December 29, 1999. On December 29, 1999, the Company entered into a new loan agreement to provide $55.6 million of fixed rate, non-recourse debt financing with the proceeds from the issuance used to repay the existing indebtedness and refinancing costs. The new loan was also secured by mortgages on ten of the hotels. The new loan bore interest at 8.08% and had a scheduled maturity of January 1, 2010. In connection with the sale of Residence Inn USA, the loan was assumed by the purchaser.

     Upon the commencement of the Host Marriott full-service hotel leases and limited-service hotel subleases, the Company purchased the working capital of the hotels from Host Marriott for $95 million with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each hotel lease. The principal amount of each note was due upon the termination of each hotel lease. In connection with the termination of five hotel leases in 1999, the Company repaid $5.5 million of hotel working capital notes with the proceeds from the hotel working capital during 1999. In connection with the sale in 2001 of the Company's subsidiaries owning the leasehold interests in all of the remaining full-service hotel leases to Host Marriott, the working capital notes for all of the full-service hotels totaling $82.3 million were repaid in 2001. As of December 28, 2001, the Company's remaining hotel working capital notes payable to Host Marriott were $7.3 million representing the working capital notes of the 71 subleased limited-service hotels.

     In connection with the limited-service hotel leases, the Company entered into two liquidity facility agreements with Marriott International whereby Marriott International would provide loans to the Company to cover any shortfalls of rent due under the leases. The term of the liquidity for the leases with HPT is the earlier of (i) five years; (ii) the completion of the year in which the maximum credit available under the liquidity facility is funded; or (iii) the date on which a specified rent coverage for the leased hotels has been achieved. The maximum credit available under the liquidity facility for the leases with HPT may be up to two year's minimum rent for certain of the leased hotels, or $31.2 million, upon satisfaction of certain conditions set forth in the liquidity facility. As of December 28, 2001, there was no outstanding balance under the liquidity facility for the leases with HPT.

     The term of the liquidity facility for the leases with CNL is the earlier of (i) December 31, 2004; (ii) the completion of the year in which the maximum credit available under the liquidity facility is funded; or (iii) the date on which a specified rent coverage for the leased hotels has been achieved. The maximum credit available under the liquidity facility for the leases with CNL is one year's base rent, or $10.0 million. As of December 28, 2001, the outstanding balance under the liquidity facility was $2.4 million.

     Draws under the HPT liquidity facility earn interest of 10.75% and draws under the CNL liquidity facility for the leases with CNL earn interest of 10% with any interest, fees and loan advances under either facility to be repaid from the available cash flow of the leased hotels. The obligations of the liquidity facilities are limited to the Company's wholly owned tenant subsidiaries that are party to the liquidity facility agreements. Any loans under the liquidity facilities are secured by a first lien on the wholly owned tenant subsidiaries' interest in the leases, including the security deposits, and are non-recourse to the parent company.

     Senior Living Debt. On April 15, 1999, Crestline Ventures LLC ("Ventures"), a subsidiary of the Company, entered into the line of credit for funding future investments in the lodging and senior living industries and for general corporate purposes. The line of credit bore interest at a Eurodollar rate plus 2.75%. An annual fee of .25% was charged on the unused portion of the commitment. The line of credit was secured by substantially all of the assets of Ventures and its subsidiaries, consisting of eight senior living communities, and was also guaranteed by the Company and certain subsidiaries of the Company. In connection with the sale of the senior living segment, the line of credit was terminated.

     In 2000, the Company entered into five loan agreements totaling $92.4 million secured by mortgages on eight senior living communities. The non-recourse loans bore interest at the 30-day LIBOR rate plus 275 basis points. The loans mature in July 2005 and there is no principal amortization during the term of the loans. The proceeds of the financing were used to repay the existing loan secured by the communities with a principal balance of $43.5 million, which bore interest at 9.93% and had a scheduled maturity of January 1, 2001. The remaining proceeds of the financing were used to repay a portion of the outstanding borrowings under the Company's line of credit. In connection with the sale of the senior living segment, this debt was assumed by the purchaser.

Contractual Obligations and Commitments

     The Company's contractual obligations primarily include debt and operating lease obligations. The following table presents a summary of the Company's contractual obligations as of December 28, 2001:

                                               Payments Due by Period
                          -------------------------------------------------------
                                       Less Than    1 to 3     4 to 5     After 5
                            Total       1 Year      Years      Years      Years
                          ----------   ---------   --------   --------   -------
                                                (in thousands)
Debt ..................   $    9,902   $     --    $  2,422   $     --   $  7,480
Operating leases ......    1,326,139    113,755     227,121    227,183    758,080
                          ----------   --------    --------   --------   --------
                          $1,336,041   $113,755    $229,543   $227,183   $765,560
                          ==========   ========    ========   ========   ========

     The Company has other commitments consisting primarily of debt service and lease guarantees. The following table presents a summary of the Company's commitments as of December 28, 2001:

                                  Amount of Commitment Expiration Per Period
                               -------------------------------------------------
                                 Total
                                Amounts    Less Than   1 to 3   4 to 5   Over 5
                               Committed    1 Year     Years    Years    Years
                               ---------   ---------   ------   ------   -------
                                                (in thousands)
Guarantees .................    $39,200     $   --     $1,000   $   --   $38,200

     In October 2001, the Company entered into a n agreement to lease a hotel and conference center that are currently under construction and expected to open in 2003. The lease term will commence when the construction of the hotel and conference center are completed and will have an initial term of 30 years. The lease will require the Company to pay rent equal to (i) a fixed minimum rent plus (ii) an additional rent based upon a specified percentage of revenues to the extent it exceeds a specified threshold. The Company also will guarantee the performance under the lease up to $8.2 million.

     The Company also has a debt service guarantee of up to $1 million that expires in 2004 for a hotel that the Company manages pursuant to a management agreement.

     The Company also guarantees the performance under the subleases of the 71 limited-service hotels up to a maximum of $30 million.

EBITDA

     The Company's 2001 earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") decreased $51.2 million, or 38%, to $84.0 million compared to 2000. The Company's 2000 EBITDA increased $13.8 million, or 11%, to $135 million compared to 1999.

     The following is a summary of the EBITDA by segment and a reconciliation of EBITDA to the Company's income from continuing operations:

                                                               Fiscal Year
                                                    -----------------------------------
                                                      2001         2000         1999
                                                    ---------    ---------    ---------
                                                              (in thousands)
Full-service hotel leases .......................   $   1,248    $  48,728    $  52,196
Limited-service hotel leases and subleases ......       6,435       10,958        8,244
Hotel ownership, net of minority distributions ..      13,640       14,048       10,988
Hotel management ................................       1,538        2,429           --
Corporate and other, net of interest income .....     (12,751)      (8,853)     (11,082)
                                                    ---------    ---------    ---------
EBITDA from continuing operations ...............      10,110       67,310       60,346
EBITDA from discontinued operations .............      73,864       67,902       61,082
                                                    ---------    ---------    ---------
         Total EBITDA ...........................   $  83,974    $ 135,212    $ 121,428
                                                    =========    =========    =========
EBITDA from continuing operations ...............   $  10,110    $  67,310    $  60,346
Interest expense ................................      (5,117)      (9,216)      (8,496)
Hotel working capital note interest expense .....         422        4,590        4,856
Depreciation and amortization ...................      (5,514)      (6,258)      (3,680)
Income taxes ....................................     (87,620)     (23,207)     (21,494)
Gains on sale transactions ......................     236,767           --           --
Asset impairment charges ........................     (12,004)          --           --
Non-cash restructuring charge ...................      (3,602)          --           --
Other non-cash charges, net .....................      (2,012)        (752)        (603)
                                                    ---------    ---------    ---------
     Income from continuing operations ..........   $ 131,430    $  32,467    $  30,929
                                                    =========    =========    =========

     The ratio of earnings to fixed charges was 2.5 to 1.0 for 2001, 1.1 to 1.0 for 2000 and 1.1 to 1.0 for 1999.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not have significant market risk with respect to foreign currency exchanges or other market rate or price risks. The Company's marketable securities and cash equivalents are sensitive to changes in interest rates. The Company's cash equivalents consist of highly liquid investments with a maturity of three months or less at date of purchase and are primarily invested in money market accounts. The Company's marketable securities are held in a trading portfolio and are reported at market value, with realized and unrealized gains and losses included in interest income. The Company's cash equivalents and marketable securities primarily include commercial paper, corporate bonds and notes, municipal obligations, U.S. treasury bills and other U.S. government agency securities. The Company mitigates the impact of changes in interest rates by investing in securities with short-term maturities. The Company does not hold any other financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

                                                                                                      Page
                                                                                                      ----
Report of Independent Public Accountants...........................................................     35
Consolidated Balance Sheets as of December 28, 2001 and December 29, 2000..........................     36
Consolidated Statements of Operations for the Fiscal Years Ended December 28, 2001,
     December 29, 2000 and December 31, 1999.......................................................     37
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended December 28, 2001,
     December 29, 2000 and December 31, 1999.......................................................     38
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 2001,
     December 29, 2000 and December 31, 1999.......................................................     39
Notes to Consolidated Financial Statements.........................................................     40

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Crestline Capital Corporation:

     We have audited the accompanying consolidated balance sheets of Crestline Capital Corporation and subsidiaries (a Maryland corporation) as of December 28, 2001 and December 29, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999. These consolidated financial statements are the responsibility of Crestline Capital Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crestline Capital Corporation and subsidiaries as of December 28, 2001 and December 29, 2000, and the results of its operations and its cash flows for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999 in conformity with accounting principles generally accepted in the United States.


                                                     ARTHUR ANDERSEN LLP

Vienna, Virginia
February 25, 2002

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     December 28, 2001 and December 29, 2000
                        (in thousands, except share data)

                                                                        2001         2000
                                                                      ---------   ----------
                                     ASSETS
Property and equipment, net .......................................   $   4,527   $  102,366
Hotel working capital .............................................       7,330       89,650
Due from hotel managers ...........................................       7,280       64,611
Assets in discontinued operations .................................     648,554      662,996
Other assets ......................................................      47,014       62,250
Marketable securities .............................................      25,551           --
Cash and cash equivalents .........................................     184,648       35,534
                                                                      ---------   ----------
                                                                      $ 924,904   $1,017,407
                                                                      =========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Debt:
     Hotel working capital notes payable to Host Marriott .........   $   7,330   $   89,650
     Other debt ...................................................       2,572       54,762
                                                                      ---------   ----------
         Total debt ...............................................       9,902      144,412
Accounts payable and accrued expenses .............................       8,970       11,616
Lease payable .....................................................       7,011       62,005
Deferred income taxes .............................................         993        4,206
Liabilities in discontinued operations ............................     324,153      366,094
Other liabilities .................................................       5,400       16,986
                                                                      ---------   ----------
         Total liabilities ........................................     356,429      605,319
                                                                      ---------   ----------
Shareholders' equity:
     Common stock, 75.0 million shares authorized, 22.3 million and 22.1 million both issued and outstanding, respectively,
        $.01 par value ............................................         223          221
     Additional paid-in capital ...................................     456,187      447,817
     Retained earnings ............................................     238,971       90,956
     Treasury stock, 6.7 million shares ...........................    (126,906)    (126,906)
                                                                      ---------   ----------
         Total shareholders' equity ...............................     568,475      412,088
                                                                      ---------   ----------
                                                                      $ 924,904   $1,017,407
                                                                      =========   ==========

                 See Notes to Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           Fiscal Years Ended December 28, 2001, December 29, 2000 and
                                December 31, 1999
                      (in thousands, except per share data)

                                                               2001        2000         1999
                                                             --------   ----------   ----------
REVENUES
Hotels
     Rooms.................................................   $443,217   $2,936,069   $2,687,437
     Food and beverage.....................................     37,009    1,288,117    1,206,391
     Other.................................................     27,954      326,128      301,162
                                                              --------   ----------   ----------
         Total hotel revenues..............................    508,180    4,550,314    4,194,990
Other revenues.............................................         --        4,125        4,770
                                                              --------   ----------   ----------
     Total revenues........................................    508,180    4,554,439    4,199,760
                                                              --------   ----------   ----------

OPERATING COSTS AND EXPENSES
Hotels
     Property-level operating costs and expenses
         Rooms.............................................     94,887      684,254      633,771
         Food and beverage.................................     28,232      948,259      891,670
         Other.............................................    172,968    1,141,005    1,061,249
     Other operating costs and expenses
         Lease expense.....................................    147,002    1,404,305    1,280,321
         Management fees...................................     37,833      286,616      250,151
         Depreciation and amortization.....................      4,953        5,462        2,934
         Other.............................................      4,111        3,626           --
                                                              --------   ----------   ----------
              Total hotel operating costs and expenses.....    489,986    4,473,527    4,120,096
Other operating costs and expenses.........................     12,004        3,315        4,271
                                                              --------   ----------   ----------
         Total operating costs and expenses................    501,990    4,476,842    4,124,367
                                                              --------   ----------   ----------

OPERATING PROFIT...........................................      6,190       77,597       75,393
Gain on sale transactions..................................    236,767           --           --
Minority interest expense..................................         --       (1,310)      (1,327)
Equity in earnings (losses) of unconsolidated affiliates...     (1,126)         795          775
Corporate expenses.........................................    (26,594)     (16,429)     (16,191)
Interest expense...........................................     (5,117)      (9,216)      (8,496)
Interest income............................................      8,930        4,237        2,269
                                                              --------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES...................................    219,050       55,674       52,423
Provision for income taxes.................................    (87,620)     (23,207)     (21,494)
                                                              --------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS..........................    131,430       32,467       30,929
Income from discontinued operations, net of income taxes...     16,585       12,331        8,956
                                                              --------   ----------   ----------
NET INCOME.................................................   $148,015   $   44,798   $   39,885
                                                              ========   ==========   ==========

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations..........................   $   8.51   $     2.01   $     1.51
                                                              ========   ==========   ==========
Net income.................................................   $   9.58   $     2.77   $     1.95
                                                              ========   ==========   ==========
DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations..........................   $   8.13   $     1.95   $     1.48
                                                              ========   ==========   ==========
Net income.................................................   $   9.16   $     2.69   $     1.91
                                                              ========   ==========   ==========

                 See Notes to Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
                   Fiscal Years Ended December 28, 2001, December 29,
                           2000 and December 31, 1999
                                 (in thousands)

                                                                                                     Shares
                                                         Additional                             -----------------
                                                 Common    Paid-in     Retained   Treasury      Common   Treasury
                                                 Stock     Capital     Earnings    Stock         Stock    Stock
                                                 ------   ----------   --------   ---------     ------   --------
Balance, January 1, 1999......................    $219     $452,762    $  6,273   $      --     21,926        --
     Repurchases of common stock..............      --           --          --     (99,917)        --     5,260
     Common stock issued for the
         comprehensive stock plan.............       4       (1,123)         --       2,645        389      (149)
     Net income...............................      --           --      39,885          --         --        --
                                                  ----     --------    --------   ---------     ------    ------
Balance, December 31, 1999....................     223      451,639      46,158     (97,272)    22,315     5,111
     Repurchases of common stock..............      (3)      (5,690)         --     (29,692)      (292)    1,636
     Common stock issued for the
         comprehensive stock plan.............       1        1,563          --          58        114        (3)
     Income tax benefit from stock options                                                          --        --
         exercised............................      --          305          --          --
     Net income...............................      --           --      44,798          --         --        --
                                                  ----     --------    --------   ---------     ------    ------
Balance, December 29, 2000....................     221      447,817      90,956    (126,906)    22,137     6,744
     Common stock issued for the
         comprehensive stock plan.............       2        7,474          --          --        162        --
     Income tax benefit from stock options
         exercised............................      --          896          --          --         --        --
     Net income...............................      --           --     148,015          --         --        --
                                                  ----     --------    --------   ---------     ------    ------
Balance, December 28, 2001....................    $223     $456,187    $238,971   $(126,906)    22,299     6,744
                                                  ====     ========    ========   =========     ======    ======

                 See Notes to Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           Fiscal Years Ended December 28, 2001, December 29, 2000 and
                                December 31, 1999
                                 (in thousands)

                                                                        2001       2000       1999
                                                                      --------   --------   ---------
OPERATING ACTIVITIES
Net income.........................................................   $148,015   $ 44,798   $  39,885
Adjustments to reconcile net income to cash from operations:
     Income from discontinued operations...........................    (16,585)   (12,331)     (8,956)
     Depreciation and amortization.................................      5,514      6,258       3,680
     Gain on sale transactions.....................................    (32,301)        --          --
     Loss on impairment of assets..................................     12,004         --          --
     Non-cash restructuring charge.................................      3,614         --          --
     Amortization of deferred financing costs......................         82        113          66
     Income taxes..................................................     (2,196)     4,823       2,816
     Change in amounts due from hotel managers, net................     56,738    (22,356)    (32,359)
     Change in lease payable.......................................    (54,994)       689      61,315
     Other.........................................................      2,916      1,177      (4,875)
     Purchases of marketable securities............................    (25,551)        --          --
     Change in other operating accounts............................       (805)     7,117       6,333
                                                                      --------   --------   ---------
Cash from continuing operating activities..........................     96,451     30,288      67,905
Cash from discontinued operating activities........................     39,147     34,257      36,227
                                                                      --------   --------   ---------
Cash provided by operating activities..............................    135,598     64,545     104,132
                                                                      --------   --------   ---------
INVESTING ACTIVITIES
   Acquisitions, net of cash acquired..............................    (19,801)   (39,963)    (30,147)
   Hotel lease security deposits...................................     (8,346)   (12,788)         --
   Other capital expenditures......................................     (1,952)    (3,074)     (2,390)
   Dispositions....................................................     91,715      6,182          --
   Other ..........................................................       (455)    (2,473)     (3,003)
                                                                      --------   --------   ---------
Cash provided by (used in) investing activities from continuing
   operations......................................................     61,161    (52,116)    (35,540)
Cash used in investing activities from discontinued operations.....    (12,069)   (11,881)    (34,166)
                                                                      --------   --------   ---------
Cash provided by (used in) investing activities....................     49,092    (63,997)    (69,706)
                                                                      --------   --------   ---------
FINANCING ACTIVITIES
   Repurchases of common stock.....................................         --    (32,480)    (99,917)
   Repayments of debt..............................................     (1,356)    (1,353)    (54,478)
   Issuances of debt...............................................      2,422         --      55,588
   Other ..........................................................      1,595      1,045      (1,930)
                                                                      --------   --------   ---------
Cash provided by (used in) financing activities from continuing
   operations......................................................      2,661    (32,788)   (100,737)
Cash provided by (used in) financing activities from discontinued
   operations......................................................    (38,237)    31,000      36,306
                                                                      --------   --------   ---------
Cash used in financing activities..................................    (35,576)    (1,788)    (64,431)
                                                                      --------   --------   ---------
Increase (decrease) in cash and cash equivalents...................    149,114     (1,240)    (30,005)
Cash and cash equivalents, beginning of year.......................     35,534     36,774      66,779
                                                                      --------   --------   ---------
Cash and cash equivalents, end of year.............................   $184,648   $ 35,534   $  36,774
                                                                      ========   ========   =========

SUPPLEMENTAL INFORMATION--NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
   Assumption of mortgage debt from the purchase of a
     controlling interest in hotel properties......................   $     --   $     --   $  54,478
   Sale of common stock to executives through loans................         --         --       2,645
   Disposition of mortgage debt from the sale of hotel properties..     53,256         --          --

                 See Notes to Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

     Organization

     Crestline Capital Corporation (the "Company"), a Maryland corporation, is engaged in the lodging and senior living industries through the management, ownership and leasing of hotels and the ownership of senior living communities. As of December 28, 2001, the Company managed 35 hotels and conference centers, leased or subleased 99 limited-service hotels, owned equity interests in five hotels and owned 31 senior living communities.

     On August 9, 2001, the Company entered into an agreement to sell its portfolio of 31 senior living communities to Senior Housing Properties Trust ("SNH"). On January 11, 2002, the Company completed the sale transaction. The Company has classified the senior living segment as discontinued operations in the accompanying consolidated financial statements. Information as presented in the Company's prior year financial statements have been reclassified to reflect this presentation (see Note 3).

     On December 29, 1998, the Company became a publicly traded company when Host Marriott Corporation ("Host Marriott") completed its plan of reorganizing its business operations by spinning-off the Company to the shareholders of Host Marriott, as part of a series of transactions pursuant to which Host Marriott converted into a real estate investment trust ("REIT"). As part of the spin-off, Host Marriott distributed one share of the Company's common stock for every ten shares of Host Marriott stock. On December 31, 1998, the Company entered into agreements to lease 121 full-service hotels and sublease 71 limited-service hotels from Host Marriott with the existing management agreements of the leased and subleased hotels assigned to the Company. In 2001, the Company sold to Host Marriott the Company's subsidiaries that owned the leasehold interests in all of the full-service hotels leased from Host Marriott (see Note 2).

     For purposes of governing certain of the ongoing relationships between the Company and Host Marriott, the Company and Host Marriott entered into various agreements including a distribution agreement, an employee benefits allocation agreement and a tax sharing agreement. These agreements provide, among other things, for the allocation of assets and liabilities between the Company and Host Marriott.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in affiliates over which the Company has the ability to exercise significant influence, but does not control, are accounted for using the equity method. The Company consolidates entities in which it owns a controlling interest (typically over 50% of the voting shares) and consolidates investments when it owns a general partnership or managing member interest unless minority shareholders participate in or have the right to block management decisions.

     Fiscal Year

     The Company's fiscal year ends on the Friday nearest to December 31.

     Revenue Recognition

     Revenues of the Company's full-service hotel leasing, limited-service hotel leasing and hotel ownership business segments consist of the property-level revenues generated by the hotels. Revenue from the operations of these hotels is recognized when the services are provided.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Revenues of the Company's hotel management business segment consist of the property-level revenues generated by managed hotels operated under lease agreements and management fees from hotels managed under management agreements. Revenue from the operation of these hotels is recognized when the services are provided. Management fee revenue is recognized in accordance with Staff Accounting Bulletin No. 101 ("SAB No. 101"), which provides that contingent revenue should be recorded in the period in which the contingency is resolved. For certain of the Company's management contracts, certain management fees are earned after specified thresholds for annual operating profit have been attained. The Company recognizes management fee revenue for those contracts when those thresholds are achieved, which usually occurs in the fourth quarter of a fiscal year.

     Other revenues, which primarily represent hotel asset management services, are recognized as the services are provided.

     Earnings per Common Share

     Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common stock outstanding plus other dilutive securities.

     A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share is as follows:

                                                           2001     2000     1999
                                                           ----     ----     ----
                                                               (in thousands)
Weighted average number of common shares outstanding ..   15,443   16,151   20,423
Assuming distribution of common shares granted under
     comprehensive stock plan, less shares assumed
     purchased at average market price ................      714      514      417
                                                          ------   ------   ------
Shares utilized for the calculation of diluted earnings
      per share .......................................   16,157   16,665   20,840
                                                          ======   ======   ======

     Cash and Cash Equivalents

     All highly liquid investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents include $4,356,000 at December 29, 2000 of cash related to a consolidated partnership, the use of which was restricted generally for partnership purposes to the extent it is not distributed to the partners.

     Marketable Securities

     Marketable securities are classified based on management's intent on the date of purchase. All marketable securities are held in a trading portfolio and are reported at market value, with realized and unrealized gains and losses included in interest income.

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

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Impairment of Long-Lived Assets

     The Company assesses impairment of long-lived assets based on whether it is probable that undiscounted future cash flows from each long-lived asset will be less than its net book value. If an asset is impaired, its basis is adjusted to its fair value. The Company's long-lived assets include intangible assets, lease deposits, property and equipment, and investments in unconsolidated affiliates.

     Income Taxes

     The preparation of the consolidated financial statements requires management to make estimates of the income taxes in each jurisdiction in which it operates. Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is recorded to reflect the likelihood of realization of deferred tax assets.

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and marketable securities. The Company maintains cash and cash equivalents and marketable securities with various high credit-quality financial institutions and limits the amount of credit exposure with any institution.

     Hotel Working Capital

     Pursuant to the terms of the hotel management agreements for the Company's hotels leased or subleased from Host Marriott (see Note 8), the Company is required to provide the hotel manager with the working capital and supplies to meet the operating needs of its hotels. The hotel manager converts the cash advanced into other forms of working capital consisting primarily of operating cash, inventories, trade receivables and payables which are maintained and controlled by the hotel manager. Upon the commencement of the hotel leases and subleases with Host Marriott, the Company purchased from Host Marriott the existing working capital controlled by the hotel manager evidenced by a note payable to Host Marriott. Upon the termination of the hotel lease or sublease, the Company is required to sell the existing working capital to Host Marriott at its current market value. To the extent the working capital delivered to Host Marriott is less than the value of the loan, the Company will pay the difference in cash. However, to the extent the working capital delivered to Host Marriott exceeds the value of the loan, Host Marriott will pay the Company the difference in cash. If the hotel management agreement is terminated, the hotel manager is required to convert working capital and supplies into cash and return it to the Company. As a result of these conditions, the individual components of working capital and supplies controlled by the hotel manager are not reflected in the accompanying consolidated balance sheets. However, the total amount of working capital purchased from Host Marriott and advanced to the hotel manager and the corresponding working capital note payable to Host Marriott is reflected on the accompanying

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheets.

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

     Reclassification

     Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

     New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations." This statement provides new accounting and reporting standards for business combinations. All business combinations in the scope of this statement are to be accounted for using the purchase method. The statement is effective for all business combinations initiated after June 30, 2001. This statement is also effective for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company has determined that SFAS No. 141 will not have a material effect on its existing operations in its financial statements.

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This statement provides new accounting and reporting standards for acquired goodwill and other intangible assets. The statement is effective for fiscal years beginning after December 15, 2001. The Company has determined that SFAS No. 142 will not have a material effect on its financial statements.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This statement provides accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated assets' retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company has determined that SFAS No. 143 will not have a material effect on its financial statements.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement provides new accounting and reporting standards for the impairment on disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company has determined that SFAS No. 144 will not have a material effect on its financial statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   The Sale of Full-Service Hotel Leases

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

     On November 13, 2000, the Company entered into an agreement with a subsidiary of Host Marriott for the purchase and sale of the Company's subsidiaries owning the leasehold interests in the full-service hotels leased from Host Marriott. In 2001, upon the receipt of all required consents, the purchase and sale transaction was completed. The purchase and sale transaction generally transferred ownership of the Company's subsidiaries owning the full-service hotel leasehold interests to a subsidiary of Host Marriott for a total consideration of $205 million in cash. The Company recognized a pre-tax gain on the transaction of approximately $204 million in 2001, net of transaction costs, which is included in gain on sale transactions on the accompanying consolidated statements of operations. The effective date of the transaction was January 1, 2001 for all but one of the full-service hotel leases, which had an effective date of June 16, 2001.

     The results of operations for the full-service hotel leases included in the accompanying consolidated statements of operations were as follows:

                                         2001         2000          1999
                                         ----         ----          ----
                                                 (in thousands)
    Revenues .......................   $ 58,986   $ 4,115,070   $ 3,859,756
    Operating profit ...............      1,295        52,944        56,676
    Interest expense ...............        (47)       (4,215)       (4,480)

     In connection with the spin-off, the Company entered into an asset management agreement with Host Marriott and its affiliates pursuant to which the Company would provide Host Marriott management advisory services on the operation of Host Marriott's hotels. The term of the asset management agreement was for two years and was terminated in conjunction with the sale of the full-service hotel leases. Revenues attributable to the asset management agreement included in the accompanying consolidated statements of operations were $4.1 million and $4.8 million in 2000 and 1999, respectively.

3.   Sale of Senior Living

     On August 9, 2001, the Company entered into a stock purchase agreement to sell its portfolio of 31 senior living communities to SNH, a real estate investment trust based in Newton, Massachusetts. Pursuant to the stock purchase agreement, the Company would sell the capital stock of its subsidiaries that comprise the Company's senior living business to SNH. The transaction was subject to a successful vote by at least two thirds of the Company's shareholders, obtaining certain consents and customary closing conditions. On December 13, 2001 (the "Measurement Date"), the Company's shareholders approved the sale transaction. On January 11, 2002, the Company closed on the transaction for a total consideration of $600 million. The Company's estimated net after-tax proceeds from the transaction were approximately $347 million. The proceeds from the transaction included a $25 million promissory note issued by SNH, which had a 10% interest rate and a maturity of two years. On February 22, 2002, SNH repaid the $25 million promissory note. The Company has treated the senior living segment as discontinued operations in the accompanying consolidated financial statements. Income taxes from income from discontinued operations for 2001, 2000 and 1999 were $11.1 million, $8.4 million, and $6.2 million, respectively. The Company expects to recognize a gain on the disposal of the senior living segment of approximately $20 million to $22 million in the first quarter of 2002.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of December 28, 2001 and December 29, 2000, the components of assets in discontinued operations and liabilities in discontinued operations consisted of the following:

                                                            2001       2000
                                                          --------   --------
                                                            (in thousands)
    Property and equipment, net .......................   $628,552   $643,110
    Due from manager ..................................      8,107      6,106
    Other assets ......................................     11,895     13,780
                                                          --------   --------
         Assets in discontinued operations ............   $648,554   $662,996
                                                          ========   ========

    Debt ..............................................   $245,304   $284,190
    Accounts payable and accrued expenses .............      1,162        902
    Deferred income taxes .............................     62,001     63,660
    Other liabilities .................................     15,686     17,342
                                                          --------   --------
         Liabilities in discontinued operations .......   $324,153   $366,094
                                                          ========   ========

     Revenues

     Revenues included in discontinued operations for fiscal years 2001, 2000 and 1999 were $277 million, $262 million and $247 million, respectively. Revenue from the operation of the Company's senior living communities is recognized when the services are provided. Senior living revenues represent community operating revenues. Revenues consist of resident fees and health care service revenues, which are generated primarily from monthly charges for independent and assisted living apartments and special care center rooms and daily charges for healthcare beds and are recognized monthly based on the terms of the residents' agreements. Advance payments received for services are deferred until the services are provided. Other senior living revenue is generated on a "fee for service" basis for supplemental items requested by residents and is recognized as the services are provided.

     A portion of revenues from health care services was attributable to patients whose bills are paid by Medicare or Medicaid under contractual arrangements. The Company is generally paid a fixed payment rate for its Medicare and Medicaid services and therefore, there are no contractual allowances for the fiscal years presented in the accompanying consolidated financial statements.

     Monthly fees deferred for the non-refundable portion of the entry fees are recorded as deferred revenue and included in liabilities of discontinued operations in the accompanying consolidated balance sheets. These amounts are recognized as revenue as services are performed over the expected life of the resident.

     Property and Equipment

     In 1999, the Company determined that one of its senior living communities was impaired as a result of a deterioration of the community's operating results due to its size and age and the new supply in its market. The Company recorded a $3.5 million pre-tax charge, which is included in income from discontinued operations on the accompanying consolidated statements of operations, to reduce the net book value of the property to its fair value.

     Senior Living Operating Agreements

     The senior living communities are subject to operating agreements which provide for Marriott International to operate the senior living communities, generally for an initial term of 25 to 30 years with renewal terms subject to certain performance criteria at the option of Marriott International of up to an additional five to ten years. The operating

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The operating agreements require Marriott International to furnish certain services which are generally furnished on a central or regional basis to other senior living communities in the Marriott retirement community system. In lieu of reimbursement for such services, Marriott International is paid an amount equal to 2% of revenues. Generally, through the earlier of (i) the end of the seventh year of the operating agreement or (ii) the date upon which certain performance criteria have been met, 50% of the central administrative services fee is payable only to the extent that operating profit for the communities exceeds a priority return to the Company.

     The Company is required under the operating agreements to contribute a percentage of revenues into an interest-bearing reserve account to cover the cost of (a) certain routine repairs and maintenance to the senior living communities which are normally capitalized and (b) replacements and renewals to the senior living communities' property and improvements. The annual contribution amount (expressed as a percentage of revenues) generally was 2.65% through fiscal year 2001. The amount contributed for fiscal years 2001, 2000 and 1999 was $7.3 million, $6.9 million and $6.4 million, respectively. The operating agreements provide that the Company shall separately fund the cost of certain major or non-routine repairs, alterations, improvements, renewals and replacements to the senior living communities.

     Debt

     In connection with the sale of the senior living segment in January 2002, all of the Company's debt attributable to the senior living segment was either terminated, repaid or assumed by the purchaser. As of December 28, 2001 and December 29, 2000, total debt of discontinued operations, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets, consisted of the following:

                                                                            2001       2000
                                                                          --------   --------
                                                                            (in thousands)
    Mortgage debt secured by eight senior living communities with $237 million of real estate assets, with an interest rate of 10.01%
         (amount includes debt premium of $12.8 million
         in 2001 and $13.5 million in 2000) ...........................   $128,880   $131,298
    Mortgage debt secured by eight senior living communities
         with $115 million of real estate assets, with an interest
         rate of 4.87% ................................................     92,370     92,370
    Line of Credit secured by eight senior living communities
         with $207 million of real estate assets ......................         --     35,000
    Revenue bonds with an interest rate of 5.875% .....................     14,700     14,700
    Capital lease obligations .........................................      9,354      9,842
    Other notes .......................................................         --        980
                                                                          --------   --------
                                                                      $245,304   $284,190
                                                                      ========   ========

     On April 15, 1999, Crestline Ventures LLC ("Ventures"), a subsidiary of the Company, entered into a secured, three-year $100 million revolving credit facility (the "Line of Credit") for funding future investments in the lodging and senior living industries and for general corporate purposes. The Line of Credit bore interest at a Eurodollar rate plus

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.75%. An annual fee of 0.25% was charged on the unused portion of the commitment. The Line of Credit was secured by substantially all of the assets of Ventures and its subsidiaries consisting of eight senior living communities, and was also guaranteed by the Company and certain subsidiaries of the Company. In connection with the sale of the senior living segment, the Line of Credit was terminated on January 11, 2002.

     In 2000, the Company entered into five loan agreements totaling $92.4 million secured by mortgages on eight senior living communities. The non-recourse loans bore interest at the 30-day LIBOR rate plus 275 basis points. The loans mature in July 2005 and there is no principal amortization during the term of the loans. The proceeds of the financing were used to repay the existing loan secured by the communities with a principal balance of $43.5 million, which bore interest at 9.93% and had a scheduled maturity of January 1, 2001. In connection with the sale of the senior living segment this debt was assumed by the purchaser.

     In connection with the sale of the senior living segment on January 11, 2002, the Company prepaid $116.1 million of mortgage debt, excluding $12.8 million of debt premiums, and also paid a prepayment premium of $10.5 million. The Company's revenue bonds and capital lease obligations were also assumed by the purchaser in connection with the sale of the senior living segment

     In conjunction with the original acquisition by the Company of the senior living business, the Company recorded the debt assumed at its fair value. The Company amortized this amount to interest expense over the remaining life of the related debt. The amortization of this debt premium for fiscal years 2001, 2000 and 1999 was $.7 million, $1.1 million and $1.6 million, respectively, and is included in income from discontinued operations in the accompanying consolidated statements of operations.

4.   Property and Equipment

     Property and equipment consists of the following:

                                                            2001         2000
                                                          ---------   ---------
                                                             (in thousands)
    Land ...............................................  $      --   $  13,300
    Buildings and leasehold improvements ...............        347      80,766
    Furniture and equipment ............................      2,441      16,337
    Construction in progress ...........................      3,865          --
                                                          ---------   ---------
                                                              6,653     110,403
    Less accumulated depreciation and amortization .....     (2,126)     (8,037)
                                                          ---------   ---------
                                                          $   4,527   $ 102,366
                                                          =========   =========

5.   Intangible Assets

     The Company's intangible assets consist of investments in hotel management contracts and hotel management leases. Intangible assets, which are included in other assets on the accompanying consolidated balance sheets, consist of the following:

                                                            2001       2000
                                                          --------   --------
                                                             (in thousands)
    Hotel contracts ...................................   $ 14,912   $ 17,478
    Less accumulated amortization .....................     (2,875)    (1,530)
                                                          --------   --------
                                                          $ 12,037   $ 15,948
                                                          ========   ========

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As a result of a deterioration of the hospitality markets in the fourth quarter of 2001, the Company conducted a review of each hotel's performance. The Company determined that certain of the Company's management contracts and leases were impaired. In addition, one management agreement was terminated in 2001 due to a sale of the hotel. Accordingly, the Company recorded a pre-tax charge of $2.5 million, which is included in other operating costs and expenses in the accompanying consolidated statements of operations, to reduce the net book value of the intangible assets to their fair value and to write-off a lost management contract.

6.   Investments in Unconsolidated Affiliates

     The Company's investments in unconsolidated affiliates, which are included in other assets on the accompanying consolidated balance sheets, consist of the following:

                                                            2001       2000
                                                           -------   -------
                                                             (in thousands)
   CHLP Finance LP. ....................................   $ 5,693   $ 5,832
   Portsmouth Hotel Associates, LLC ....................     1,026     1,436
   Charlotte CBM LLC ...................................     1,838     1,763
   CSB Stratford LLC ...................................     2,551       527
   Swissotel Management (USA) LLC ......................        --     4,172
                                                           -------   -------
                                                           $11,108    13,730
                                                           =======   =======

     The Company owns a 25 percent interest in Swissotel Management (USA) LLC ("Swissotel"), a management company that manages five hotels, which was acquired by the Company from Host Marriott in connection with its spin-off. Due to the deterioration of the hospitality market in 2001, the Company evaluated its investment in Swissotel and determined that it does not expect to receive any future cash flows from its investment in Swissotel and that its investment was impaired. Accordingly, the Company recorded a pre-tax charge of $3.8 million, which is included in other operating costs and expenses in the accompanying consolidated statements of operations, to reduce the investment to its fair value of zero.

7.   Leases

     The Company is the lessee under operating leases. Future minimum annual rental commitments for all non-cancelable leases as of December 28, 2001 are as follows (in thousands):

     2002.............................................     $ 113,755
     2003.............................................       113,569
     2004.............................................       113,552
     2005.............................................       113,578
     2006.............................................       113,605
     Thereafter.......................................       758,080
                                                          ----------
     Total minimum lease payments.....................    $1,326,139
                                                          ==========

     Limited-Service Hotel Subleases

     Host Marriott leases 71 limited-service hotels under the Residence Inn and Courtyard by Marriott brands (the "HM-HPT Leases") from Hospitality Properties Trust, Inc. ("HPT"). The HM-HPT Leases have initial terms expiring through 2012 for the Courtyard properties and 2010 for the Residence Inn properties, and are renewable at the option of Host Marriott. In connection with the spin-off, subsidiaries of the Company entered into sublease agreements effective January 1, 1999 with Host Marriott for these limited-service hotels (the "Subleases"). The terms of the

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subleases will expire simultaneously with the expiration of the initial term of the HM-HPT Leases. If Host Marriott elects to renew the HM-HPT Leases, the Company can elect to also renew the Subleases for the corresponding renewal term.

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

     The rent payable under the Subleases is guaranteed by the Company up to a maximum of $30 million. The Company's wholly owned subsidiaries that are party to the Subleases were capitalized with $30 million in notes from the Company payable upon demand. In addition, the Subleases contain a covenant requiring the Company to maintain a minimum net worth of $30 million.

     Host Marriott may terminate all, but not less than all, of the Subleases upon payment of the termination fee equal to the fair market value of the Company's leasehold interests in the remaining term of the Subleases using a discount rate of five percent.

     Limited-Service Hotel Leases

     On June 9, 2000, the Company entered into an agreement with HPT to lease 19 limited-service hotels under long-term lease agreements. HPT acquired the hotels from Marriott International, which continues to manage the hotels under long-term management agreements with the Company. The hotels are operated under the Courtyard by Marriott, Residence Inn, SpringHill Suites by Marriott and TownePlace Suites by Marriott brand names. Under the terms of the lease agreement, the Company made a $15.6 million security deposit, which is included in other assets in the accompanying consolidated balance sheets.

     On August 18, 2000, the Company entered into an agreement with CNL Hospitality Corporation ("CNL") to lease nine limited-service hotels under long-term lease agreements. CNL acquired the hotels from Marriott International, which continues to manage the hotels under long-term management agreements with the Company. The hotels are managed under the Courtyard by Marriott, Residence Inn, SpringHill Suites by Marriott and TownePlace Suites by Marriott brand 0names. Under the terms of the lease agreement, the Company made a $5.0 million security deposit. In 2001, the Company determined that its lease deposit was impaired as a result of a deterioration of the operating results of the limited-service hotels leased from CNL due to weakened hospitality markets. The Company recorded a $5.0 million pre-tax charge, which is included in other operating costs and expenses on the accompanying consolidated statements of operations, to reduce the deposit to its fair value of zero.

     The limited-service hotel leases have terms that expire on December 31, 2015 with two renewals at the Company's option each for an additional ten years. The limited-service hotel leases require the Company to pay rent equal to (i) a fixed minimum rent plus (ii) an additional rent based upon specified percentages of revenues to the extent they exceed revenues from a base year. The minimum rent shall be increased by a specified percentage of any additional capital investments by the owner. Under the terms of the lease agreements, the Company is required to pay all repair and maintenance costs, impositions, utility charges, insurance premiums and all fees payable under the hotel management agreements. To the extent the reserves for FF&E replacements are insufficient to meet the hotel's capital

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenditure requirements, the owner is required to fund the shortfall. The obligations of the limited-service hotel leases is limited to the Company's wholly owned tenant subsidiaries that are party to the leases.

     In connection with the limited-service hotel leases, the Company entered into two liquidity facility agreements with Marriott International whereby Marriott International would provide loans to the Company to cover any shortfalls of rent due under the leases. The term of the liquidity facility for the leases with HPT is the earlier of (i) five years; (ii) the completion in the year in which the maximum credit available under the liquidity facility is funded; or (iii) the date on which a specified rent coverage for the leased hotels has been achieved. The maximum credit available under the liquidity facility for the leases with HPT may be up to two year's minimum rent for certain of the leased hotels, or $31.2 million, upon satisfaction of certain conditions set forth in the liquidity facility. As of December 28, 2001, there was no outstanding balance under the liquidity facility for the leases with HPT.

     The term of the liquidity facility for the leases with CNL is the earlier of (i) December 31, 2004; (ii) the completion of the year in which the maximum credit available under the liquidity facility is funded; or (iii) the date on which a specified rent coverage for the leased hotels has been achieved. The maximum credit available under the liquidity facility for the leases with CNL is one year's base rent, or $10.0 million. As of December 28, 2001, the outstanding balance under the liquidity facility was $2.4 million. Draws under the HPT liquidity facility earn interest of 10.75% and draws under the CNL liquidity facility for the leases with CNL earn interest of 10% with any interest, fees and loan advances under either facility to be repaid from the available cash flow of the leased hotels.

     The obligations of the liquidity facilities are limited to the Company's wholly owned tenant subsidiaries that are party to the liquidity facility agreements. Any loans under the liquidity facilities are secured by a first lien on the wholly owned tenant subsidiaries' interest in the leases, including the security deposits, and are non-recourse to the parent company (see Note 9).

     Managed Hotel Leases

     The Company manages three hotels under long-term lease agreements. Lease agreements for two of the hotels have initial terms that expire on August 31, 2017 with two five-year renewals at the lessee's option. The leases require the lessee to pay rent equal to (i) a fixed minimum rent plus (ii) an additional rent based upon specified percentages of revenues to the extent they exceed revenues from a base year.

     The lease agreement for the other hotel has an initial term that expires on July 21, 2007 with no renewal options. The lease requires the lessee to pay the greater of (i) a minimum rent specified in the lease or (ii) a percentage rent based on a specified percentage of aggregate revenues from the hotel, including room revenues, food and beverage revenues, and other income, in excess of specified thresholds. The amount of minimum rent and thresholds are increased each year based upon increases in CPI. In January 2002, the Company entered into an agreement to terminate this lease and entered into an agreement to manage the hotel pursuant to a management agreement. In connection with the lease termination, the Company paid a termination fee to the landlord equal to the Company's security deposit. The Company recorded a loss on the termination of $703,000 in 2001, which is included in other operating costs and expenses on the accompanying consolidated statements of operations.

     For all three leases, the lessee is responsible for paying all of the expenses of operating the hotels including all personnel costs, impositions, utility charges, insurance premiums, and in certain leases, payments for funding FF&E reserves. To the extent the reserves for FF&E replacements are insufficient to meet the hotel's capital expenditure requirements, the owner is required to fund the shortfall.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In October 2001, the Company entered into an agreement to lease a hotel and conference center that are currently under construction and expected to open in 2003. The lease term will commence when the construction of the hotel and conference center are completed and will have an initial term of 30 years. The lease will require the Company to pay rent equal to (i) a fixed minimum rent plus (ii) an additional rent based upon a specified percentage of revenues to the extent it exceeds a specified threshold. The Company also will guarantee the performance under the lease up to $8.2 million.

     The Company also has debt service guarantee of up to $1 million that expires in 2004 for a hotel that the Company manages pursuant to a management agreement.

     Rent expense from continuing operations for fiscal years 2001, 2000 and 1999 was as follows:

                                            2001         2000         1999
                                            ----         ----         ----
                                                    (in thousands)
    Base rent ........................   $  139,402   $  799,143   $  759,760
    Percentage rent ..................       12,337      610,460      524,959
                                         ----------   ----------   ----------
                                         $  151,739   $1,409,603   $1,284,719
                                         ==========   ==========   ==========

8.   Marriott International Hotel Management Agreements

     Marriott International manages all of the Company's 71 subleased limited-service hotels under long-term hotel management agreements assigned to the Company for the term of the subleases. Marriott International also manages all of the Company's 28 leased limited-service hotels under long-term management agreements with initial terms through December 31, 2015 with two ten-year renewals, at Marriott International's option, if certain performance criteria have been met.

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

     Pursuant to the Marriott International hotel management agreements, the Company is obligated to provide Marriott International with sufficient funds to cover the costs of (a) certain non-routine repairs and maintenance to the hotels which are normally capitalized; and (b) non-major replacements and renewals to the hotel's property and improvements. The owners of the limited-service hotels are required to fund all major replacements and renewals to the hotel's property and improvements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Debt

     Debt, excluding debt related to discontinued operations, consists of the following as of December 28, 2001 and December 29, 2000:

                                                                             2001      2000
                                                                            ------   --------
                                                                             (in thousands)
Mortgage debt secured by ten hotels .....................................   $   --   $ 54,235
Marriott International liquidity facility, with an interest rate of 10.0%
     maturing on December 31, 2004 ......................................    2,422         --
Other notes .............................................................      150        527
                                                                            ------   --------
     Subtotal ...........................................................    2,572     54,762
                                                                            ------   --------
Hotel working capital notes payable to Host Marriott, with an interest
     rate of 5.12%, maturing through December 2012 ......................    7,330     89,650
                                                                            ------   --------
         Total debt .....................................................   $9,902   $144,412
                                                                            ======   ========

Debt maturities at December 28, 2001, are as follows (in thousands):

2002 ..................................................................   $   --
2003 ..................................................................       --
2004 ..................................................................    2,422
2005 ..................................................................       --
2006 ..................................................................       --
Thereafter ............................................................    7,480
                                                                          ------
                                                                          $9,902
                                                                          ======

     Upon the commencement of the Host Marriott full-service hotel leases and limited-service hotel subleases, the Company purchased the working capital of the hotels from Host Marriott for $95 million with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each hotel lease. The principal amount of each note was due upon the termination of each hotel lease. In connection with the termination of five hotel leases in 1999, the Company repaid $5.5 million of hotel working capital notes with the proceeds from the hotel working capital during 1999. In connection with the sale in 2001 of the Company's subsidiaries owning the leasehold interests in all of the remaining full-service hotel leases to Host Marriott, the working capital notes for all of the full-service hotels totaling $82.3 million were repaid. As of December 28, 2001, the Company's remaining hotel working capital notes payable to Host Marriott were $7.3 million representing the working capital notes of the 71 subleased limited-service hotels.

     In connection with the Company's acquisition of a controlling interest in a partnership that owned eleven Residence Inn limited-service hotels in 1999, the Company consolidated the debt of the partnership totaling $54.5 million at the date of acquisition. The debt was secured by mortgages on ten of the hotels, bore interest at 330 basis points over the 90-day Eurodollar rate and matured on December 29, 1999. On December 29, 1999, the Company entered into a new loan agreement to provide $55.6 million of fixed rate, non-recourse debt financing with the proceeds from the issuance used to repay the existing indebtedness and refinancing costs. The new loan was also secured by mortgages on ten of the hotels. The new loan bore interest at a fixed rate of 8.08% and had a scheduled maturity of January 1, 2010. In connection with the sale of the ten hotels in 2001, the new loan was assumed by the purchaser (see Note 14).

     Cash paid for interest for fiscal years 2001, 2000 and 1999 totaled $24.2 million, $33.6 million and $28.2 million, respectively.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Income Taxes

     Total deferred tax assets and liabilities as of December 28, 2001 and December 29, 2000 were as follows:

                                                     2001      2000
                                                    -------   -------
                                                      (in thousands)
Deferred tax assets..............................   $ 6,427   $ 3,450
Deferred tax liabilities.........................    (7,420)   (7,656)
                                                    -------   -------
         Net deferred income tax liability.......   $  (993)  $(4,206)
                                                    =======   =======

     The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities was as follows:

                                                      2001     2000
                                                    -------   -------
                                                      (in thousands)
 Hotel working capital...........................    $  --    $(5,440)
 Other, net......................................     (993)     1,234
                                                     -----    -------
          Net deferred income tax liability......    $(993)   $(4,206)
                                                     =====    =======

     The provision for income taxes for fiscal years 2001, 2000 and 1999 consists of the following:

                                          2001          2000            1999
                                        -------     --------------     -------
                                                    (in thousands)
Current ........................        $90,833        $18,099         $20,528
Deferred .......................         (3,213)         5,108             966
                                        -------        -------         -------
                                        $87,620        $23,207         $21,494
                                        =======        =======         =======

     A reconciliation of the statutory Federal   tax rate to the Company's
effective income tax rate for fiscal years 2001, 2000 and 1999 is as follows:

                                                 2001       2000       1999
                                                 ----       ----       ----
Statutory federal tax rate .............         35.0%      35.0%      35.0%
State income taxes, net of federal
  tax benefit ..........................          5.0        6.0        6.0
Other, net .............................           --         .5         --
                                                 ----       ----       ----
                                                 40.0%      41.5%      41.0%
                                                 ====       ====       ====

     Cash paid for income taxes was $104.4 million, $26.8 million and $24.9 million in 2001, 2000 and 1999, respectively.

11.  Fair Value of Financial Instruments

     The fair values of certain financial liabilities are shown below:

                                         2001                 2000
                                  ------------------   -------------------
                                  Carrying    Fair     Carrying    Fair
                                   Amount     Value     Amount     Value
                                  --------   -------   -------    --------
                                               (in thousands)
Debt...........................    $9,902     $9,902   $144,412   $147,876

     Valuations for secured debt are determined based on the expected future payments discounted at risk-adjusted rates. The fair values of other notes are estimated to be equal to their carrying value. The fair value of all of the Company's other financial assets and liabilities are assumed to be equal to their carrying amounts.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Employee Stock Plans

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

     Total shares of common stock authorized for issuance under employee stock plans at December 28, 2001 are (in thousands):

Comprehensive Plan.......................................        4,000
Employee Stock Purchase Plan.............................          430
                                                                 -----
                                                                 4,430
                                                                 =====

     Employee stock options may be granted to officers and key employees with an exercise price not less than the fair market value of the common stock on the date of grant. The options generally expire up to 15 years after the date of grant. Most options vest ratably over each of the first three years following the date of the grant.

     A summary of the activity of the Company's stock option plan for fiscal years 2001, 2000 and 1999 follows (in thousands, except exercise prices):

                                             2001                      2000                        1999
                                   ------------------------   ------------------------   -----------------------
                                                Weighted                    Weighted                Weighted
                                                 Average                     Average                 Average
                                   Shares    Exercise Price   Shares    Exercise Price   Shares   Exercise Price
                                   ------    --------------   ------    --------------   ------   --------------

Balance at beginning
   of year .....................    2,477          $13         2,030          $11           182       $12
     Granted ...................       49           27           585           18         1,914        11
     Exercised .................     (154)          14           (99)           9            (1)        6
     Repurchased ...............     (278)          10            --           --            --        --
     Forfeited/Expired .........      (28)          10           (39)          10           (65)       10
                                    -----          ---         -----          ---         -----       ---
Balance at end of year .........    2,066          $14         2,477          $13         2,030       $11
                                    =====          ===         =====          ===         =====       ===
Options exercisable at
  end of year ..................    1,328          $13           702          $12           227       $11
                                    =====          ===         =====          ===         =====       ===

     The following table summarizes information about stock options outstanding at December 28, 2001:

                                                 Options Outstanding                             Options Exercisable
                               -------------------------------------------------------   ------------------------------------
                                   Shares          Weighted Average                          Shares
                                  Outstanding         Remaining       Weighted Average     Exercisable       Weighted Average
                                     at               Contractual        Exercise              at                 Exercise
Range of Exercise Prices       December 28, 2001         Life             Price          December 28, 2001         Price
------------------------       -----------------   ----------------   ----------------   -----------------   ------------------
                                (in thousands)                                             (in thousands)
            $ 1-4                       7                 5               $ 3                     7                 $ 3
              5-8                      20                 7                 8                    20                   8
              9-12                  1,004                12                10                   659                  10
             13-16                    473                12                15                   266                  15
             17-20                    476                13                19                   351                  19
             21-24                     37                13                22                    25                  22
             25-27                     49                15                27                    --                  --
                                    -----                                                     -----
                                    2,066                                                     1,328
                                    =====                                                     =====

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company accounts for expenses under its plans under the provision of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations as permitted under SFAS No. 123, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for its fixed stock options under the Comprehensive Plan and its Employee Stock Purchase Plan.

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

                                              2001      2000           1999
                                              ----      ----           ----
                                                          (in thousands,
                                                       except per share data)
Net income...............................   $144,191   $41,689        $37,863
Basic earnings per common share..........       9.34      2.58           1.85
Diluted earnings per common share........       8.92      2.50           1.82

     The weighted average fair value of options granted in 2001, 2000 and 1999 were $16.81, $12.36 and $6.63, respectively. The fair value of each option granted has been estimated on the date of grant using an option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rate of 5.3%, 6.5% and 4.9%, volatility of 43%, 48% and 40%, expected lives of 10, 10 and 12 years and no dividend yield.

     In 2001, the Company purchased stock options from two former executives. In accordance with APB No. 25 and FASB Interpretation No. 44, the Company recorded a pre-tax charge of $5.5 million for this purchase in 2001, which is included in corporate expenses on the accompanying consolidated statements of operations.

     Deferred stock incentive plan shares granted to officers and key employees generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. The Company accrues compensation expense for the fair market value of the shares on the date of grant, adjusted for forfeitures. In 2001, 2000 and 1999, approximately 8,000, 8,000 and 7,000 shares, respectively, were granted under this plan. The compensation expense that has been charged against income for deferred stock was not material for 2001, 2000 and 1999. The weighted average fair values per share granted in 2001, 2000 and 1999 were $24.57, $20.12 and $9.91, respectively.

     In 2001, 2000 and 1999, the Company issued 15,000, 30,000 and 375,000 shares of restricted stock, respectively, under the Comprehensive Plan to officers and key employees that will vest ratably over the next three to five years. The Company recognizes compensation expense over the restriction period equal to the fair market value of the shares on the date of issuance, adjusted for forfeitures. The Company recorded compensation expense of $667,000, $821,000 and $730,000 in 2001, 2000 and 1999, respectively, related to these awards. The weighted average fair values per share granted in 2001, 2000 and 1999 were $26.76, $16.78 and $10.22, respectively.

     Under the terms of the Employee Stock Purchase Plan, eligible employees may purchase common stock through payroll deductions at the lower of market value at the beginning or end of the plan year.

     In 1999, the Company initiated a stock purchase loan program whereby certain Company executives could purchase Company common stock at market prices through loans from the Company. During 2000 and 1999, certain executives purchased 152,500 shares of common stock for $2.7 million. The loans are secured by the common stock purchased and are recourse to the executives and bear interest at 5.5%. In 2001, certain terminated executives repaid their loans totaling $482,000. In the fourth quarter of 2001, the Company amended and restated the remaining loans so that the outstanding principal and accrued interest of the executive loans will be forgiven ratably over a three-year

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period beginning January 1, 2002, as well as any additional compensation to the executive for individual income taxes due on the forgiveness. The Company will record this amount as compensation expense over the vesting period, adjusted for any forfeitures. As of December 28, 2001, the outstanding loan balances were $2.2 million.

13.  Retirement and Savings Plans

     The Company has retirement and savings plans and other defined contribution plans for employees meeting certain eligibility requirements and electing participation in the plans. The plans generally require a certain minimum Company match of employee contributions to the plans with any additional discretionary match determined annually by the Company. The costs to the Company for these items were not material for 2001, 2000 and 1999.

14.  Acquisitions and Dispositions

     On March 29, 1999, the Company acquired a 74% limited partner interest in the Marriott Residence Inn USA Limited Partnership ("Residence Inn USA") from a private investor for $34.4 million in cash and the consolidation of $54.5 million of debt for a total consideration of $88.9 million. In subsequent separate transactions, the Company acquired an additional 3% limited partner interest in the second quarter of 1999 for $1.6 million in cash, the 5% general partner interest from Host Marriott in the third quarter of 1999 for $2.7 million and the remaining 18% limited partnership interest in the first quarter of 2001 for $11.4 million in cash increasing the Company's ownership to a 100% interest. At the date of the acquisition, Residence Inn USA owned eleven Residence Inn limited-service hotels that are managed by Marriott International under a long-term management agreement. The Company accounted for the acquisition of Residence Inn USA under the purchase method of accounting. The subsequent purchases of additional partnership interests approximated fair value, and accordingly, no portion of the additional purchase prices has been expensed.

     In February 2000, the Company sold one of its Residence Inns for a net sales price of $6.2 million, which approximated its carrying value.

     On September 28, 2001, the Company sold the ten remaining Residence Inn hotels in Residence Inn USA to Apple Hospitality Two, Inc. ("Apple") for total consideration of $119 million, including approximately $53 million of debt assumed by Apple. The Company recognized a pre-tax gain on the sale of $27.3 million, which is included in gain on sale transactions in the accompanying consolidated statements of operations. In connection with the transaction, Apple made a $47 million loan to the Company during the second quarter. The loan bore interest at 12% and was repaid on September 28, 2001. The results of operations for the hotels in Residence Inn USA included in the accompanying consolidated statements of operations were as follows:

                                             2001         2000           1999
                                             ----         ----           ----
                                                     (in thousands)
      Revenues ........................    $ 27,565       $ 39,758     $32,217
      Operating profit ................       8,771         11,872       9,508
      Minority interest expense .......          --         (1,310)     (1,327)
      Interest expense ................      (3,124)        (4,604)     (3,586)

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

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In March 2000, the Company purchased the hotel management business of The Durbin Companies for $4.4 million. Pursuant to the acquisition, the existing management contracts for ten hotels and lease agreements for two hotels were assigned to the Company. The Company accounted for this acquisition under the purchase method of accounting. Under the purchase method of accounting, the purchase price was allocated to the fair value of the identifiable assets acquired less liabilities assumed. The identifiable assets included the fair value of the contracts and leases acquired.

     In December 2000, the Company purchased the Baltimore Inner Harbor Courtyard for $21 million upon completion of its construction. In December 2001, the Company sold the Baltimore Inner Harbor Courtyard for $26 million and recognized a pre-tax gain of $5.0 million in 2001, which is included in gain on sale transactions on the accompanying consolidated statements of operations.

15.  Shareholders' Equity

     In 1999, the Company's Board of Directors authorized the Company to repurchase shares of the Company's common stock. During 2000 and 1999, the Company repurchased 1,928,000 and 5,260,000, respectively, shares of its common stock for $35.4 million and $99.9 million, respectively, including the reverse stock split followed by the forward stock split discussed below.

     On June 23, 2000, the Company completed a shareholder-approved 1-for-100 reverse stock split immediately followed by a 100-for-1 forward stock split of the Company's common stock. Registered shareholders whose shares of common stock were converted into less than one share of common stock were entitled to receive cash payments equal to the fair market value of these fractional interests. The fair market value was determined to be $19.1375 calculated using the average closing price of the Company's common stock on the New York Stock Exchange for the ten trading days immediately before and including June 23, 2000. In connection with the reverse stock split, 292,000 shares of the Company's common stock were retired in exchange for the right to receive $5.6 million in cash. Through December 28, 2001, $3.7 million has been paid to the former shareholders that have surrendered their stock certificates for cash payment.

     The Company's amended and restated articles of incorporation include a restriction on transfer and ownership, which provides that no person or persons acting as a group may own, or be deemed to be owned by virtue of certain attribution rules of the Internal Revenue Code of 1986, more than 9.8% of the lesser of the number or value of the issued and outstanding shares of the Company's common stock or 9.8% of the lesser of the number or value of the issued and outstanding preferred shares of any class or series of the Company's capital stock.

16.  Corporate Restructuring

     In 2001, the Company restructured its corporate operations due to the sale of the full-service hotel leases. As a result, the Company recorded a corporate restructuring pre-tax charge in 2001 of $6.1 million for the severance of 17 corporate employees, which is included in corporate expenses on the accompanying consolidated statements of operations. Included in this restructuring charge is a $3.6 million non-cash charge for the acceleration of the vesting of stock options and stock awards. As of December 28, 2001, the restructuring accrual was $1.0 million, which reflects $1.5 million of cash payments.

17.  Geographic and Business Segment Information

     For fiscal years 2001, 2000 and 1999, the Company operated in four business segments: hotel management, hotel ownership, full-service hotel leasing and limited-service hotel leasing. The Company operated in an additional business segment, senior living community ownership, which has been treated as a discontinued operation in the accompanying consolidated financial statements and therefore there is no business segment information for senior living.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the Company's full-service hotel leases that comprised the full-service hotel leasing segment were sold to Host Marriott in 2001 with an effective date of January 1, 2001, except one full-service hotel lease which had an effective date of June 16, 2001. The Company's hotel ownership segment consists primarily of the Company's ownership of a portfolio of eleven Residence Inn hotels and one Courtyard hotel, as well as certain equity investments. One of the Residence Inn hotels was sold in 2000. The remaining ten Residence Inn hotels and one Courtyard hotel were sold in 2001. As of December 28, 2001, the Company's remaining three business segments consist of hotel management, limited-service hotel leasing and hotel ownership. The Company's hotel management segment consists of upscale limited-service and full-service hotels operated under the Marriott, Sheraton, Crowne Plaza, Renaissance, Courtyard by Marriott, Residence Inn and Holiday Inn brand names. The Company's limited-service hotels leasing segment consists of hotels managed by Marriott International and are operated under the Courtyard by Marriott, Residence Inn, TownePlace Suites by Marriott and SpringHill Suites by Marriott brands. As of December 28, 2001, the Company's hotel ownership segment consists primarily of equity investments in joint ventures that own hotels.

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

                                                                         2001
                                   -----------------------------------------------------------------------------------
                                   Full-Service    Limited-Service     Hotel       Hotel      Corporate
                                   Hotel Leasing    Hotel Leasing    Ownership   Management    & Other    Consolidated
                                   -------------   ---------------   ---------   ----------   ---------   ------------
                                                                        (in thousands)
Revenues .......................     $  58,986        $ 385,272       $ 34,634    $ 29,288    $      --    $ 508,180
Operating profit (loss) ........         1,295            1,776         10,583      (3,696)      (3,768)       6,190
Gain on sale transactions ......       204,466               --         32,301          --           --      236,767
Equity in earnings (losses)
  of unconsolidated affiliates              --               --         (1,569)         --          443       (1,126)
Interest expense ...............           (47)            (416)        (4,654)         --           --       (5,117)
Other ..........................            --               --             --          --      (17,664)     (17,664)
Income (loss) from continuing
  operations before income
  taxes ........................       205,714            1,360         36,661      (3,696)     (20,989)     219,050
Depreciation and amortization               --               25          2,992       1,936          561        5,514
Non-cash charges ...............            --            5,008             --       3,228        7,368       15,604
Capital expenditures ...........            --               --          1,826          --          126        1,952
Investments in unconsolidated
  affiliates ...................            --               --          5,415          --        5,693       11,108
Total assets ...................            --           33,135          9,280      15,930      866,559      924,904

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           2000
                                   -----------------------------------------------------------------------------------
                                   Full-Service    Limited-Service     Hotel       Hotel      Corporate
                                   Hotel Leasing    Hotel Leasing    Ownership   Management   & Other     Consolidated
                                   -------------   ---------------   ---------   ----------   ---------   ------------
                                                                      (in thousands)
Revenues .......................     $4,115,070       $359,371        $ 39,797     $36,076    $  4,125     $4,554,439
Operating profit ...............         52,944         11,322          11,846         675         810         77,597
Minority interest expense ......             --             --          (1,310)         --          --         (1,310)
Equity in earnings of
  unconsolidated affiliates ....             --             --              --          --         795            795
Interest expense ...............         (4,215)          (375)         (4,604)        (22)         --         (9,216)
Other ..........................             --             --              --          --     (12,192)       (12,192)
Income (loss) from continuing
  operations before income
  taxes ........................         48,729         10,947           5,932         653     (10,587)        55,674
Depreciation and amortization                --             11           3,826       1,625         796          6,258
Capital expenditures ...........             --             --           2,809          --         265          3,074
Investments in unconsolidated
  affiliates ...................             --             --           3,726          --      10,004         13,730
Total assets ...................        141,387         28,851         111,952      22,616     712,601      1,017,407

                                                                           1999
                                   -----------------------------------------------------------------------------------
                                   Full-Service    Limited-Service     Hotel       Hotel      Corporate
                                   Hotel Leasing    Hotel Leasing    Ownership   Management   & Other     Consolidated
                                   -------------   ---------------   ---------   ----------   ---------   ------------
                                                                      (in thousands)
Revenues .......................     $3,859,756       $303,017        $32,217        $--       $  4,770    $4,199,760
Operating profit ...............         56,676          8,710          9,508         --            499        75,393
Minority interest expense ......             --             --         (1,327)        --             --        (1,327)
Equity in earnings of
  unconsolidated affiliates ....             --             --             --         --            775           775
Interest expense ...............         (4,480)          (376)        (3,586)        --            (54)       (8,496)
Other ..........................             --             --             --         --        (13,922)      (13,922)
Income (loss) from continuing
  operations before income
   taxes .......................         52,196          8,334          4,595         --        (12,702)       52,423
Depreciation and amortization                --             --          2,934         --            746         3,680
Capital expenditures ...........             --             --          1,567         --            823         2,390
Investments in unconsolidated
  affiliates ...................             --             --          1,400         --         10,707        12,107
Total assets ...................        123,795         13,964         95,546         --        731,563       964,868

     Prior to 2001, the Company's foreign operations consisted of four leased full-service hotels located in Canada. For 2001, the Company had no foreign operations. The following table presents revenues and long-lived assets for 2000 and 1999 for each of the geographical areas in which the Company operated:

                                      2000                      1999
                             -----------------------   -----------------------
                                          Long-lived                Long-lived
                              Revenues      Assets      Revenues      Assets
                             ----------   ----------   ----------   ----------
                                            (in thousands)
United States ..........     $4,738,201    $745,476    $4,370,269    $745,615
International ..........         78,956          --        76,856          --
                             ----------    --------    ----------    --------
         Total .........     $4,817,157    $745,476    $4,447,125    $745,615
                             ==========    ========    ==========    ========

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Quarterly Financial Data (unaudited)

                                                                 2001
                                        ----------------------------------------------------
                                         First      Second     Third      Fourth     Fiscal
                                        Quarter     Quarter    Quarter    Quarter     Year
                                        --------   --------   --------   --------   --------
                                               (in thousands, except per share data)
Revenues ...........................    $141,013   $147,631   $110,344   $109,192   $508,180
Operating profit (loss) ............       5,230      7,125      4,562    (10,727)     6,190
Income (loss) from continuing
  operations .......................     120,396      3,085     (1,739)     9,688    131,430
Net income .........................     123,730      7,092      2,043     15,150    148,015
Basic earnings per common share:
  Income (loss) from continuing
    operations .....................        7.82        .20       (.11)       .63       8.51

  Net income .......................        8.03        .46        .13        .98       9.58
Diluted earnings per common share:
  Income (loss) from continuing
    operations .....................        7.47        .19       (.11)       .60       8.13

  Net income .......................        7.67        .44        .13        .94       9.16

                                                                  2000
                                        ------------------------------------------------------------
                                         First       Second       Third        Fourth      Fiscal
                                        Quarter      Quarter     Quarter      Quarter        Year
                                        --------   ----------   ----------   ----------   ----------
                                                   (in thousands, except per share data)
Revenues ..........................     $942,471   $1,120,266   $1,011,689   $1,480,013   $4,554,439
Operating profit ..................       17,191       20,005       14,437       25,964       77,597
Income from continuing operations .        6,997        8,250        6,044       11,176       32,467

Net income ........................       10,019       11,088        8,545       15,146       44,798
Basic earnings per common share:
  Income from continuing operations          .41          .50          .39          .70         2.01

  Net income ......................          .59          .67          .55          .95         2.77

Diluted earnings per common share:
  Income from continuing operations          .40          .49          .37          .68         1.95

  Net income ......................          .57          .65          .53          .92         2.69

     The first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks. The sum of the basic and diluted earnings per common share for the four quarters differs from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods. The above quarterly financial information differs from previously disclosed information due to the classification of the senior living segment as a discontinued operation. The following transactions impact the comparability of the above quarterly financial information:

     The Company sold all of its subsidiaries that owned the full-service hotel leasehold interests in 2001 with an effective date of January 1, 2001 for all but one of the full-service hotel leases, which had an effective date of June 16, 2001. Accordingly, the above quarterly financial information for 2001 includes operating results for only one full-service hotel for the first two quarters of 2001. The Company recognized a pre-tax gain on the sale of $200 million in the first quarter of 2001 and $4.1 million in the second quarter of 2001.

     The Company sold its remaining portfolio of ten Residence Inn hotels at the beginning of the fourth quarter of 2001. Accordingly, the above quarterly financial information for 2001 does not include operating results of the ten Residence Inn hotels in the fourth quarter of 2001. The Company recognized a pre-tax gain of $27.3 million on the sale in the fourth quarter of 2001.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In December 2000, the Company purchased the Baltimore Inner Harbor Courtyard. In December 2001, the Company sold the Baltimore Inner Harbor Courtyard. The Company recognized a pre-tax gain on the sale of $5.0 million in the fourth quarter of 2001.

     In the first quarter of 2000, the Company purchased the hotel management business of two independent hotel management companies.

     In the first quarter of 2001, the Company recorded a corporate restructuring charge of $6.1 million. During 2001, the Company purchased stock options of two former executives and recorded a charge of $3.0 million in the third quarter of 2001 and $2.5 million in the fourth quarter of 2001.

     In the fourth quarter of 2001, the Company recorded a non-cash charge of $12.0 million for the impairment of certain hotel management contracts, equity investments and lease deposits.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

Adam M. Aron             Mr. Aron has been a director of the Company since
Age:47                   December 29, 1998. Mr. Aron's term expires at the 2003
                         annual meeting of stockholders. Mr. Aron has held the position of Chairman of the Board and Chief Executive
                         Officer of Vail Resorts, Inc. since July 1996. Prior to joining Vail Resorts, Inc., Mr. Aron served as
                         President and Chief Executive Officer of Norwegian
                         Cruise Line Ltd. from 1993 until 1996. Mr. Aron also currently serves on the board of directors of each of Sunterra Corporation and Carey International, Inc.

Louise M. Cromwell       Ms. Cromwell has been a director of the Company since
Age: 57                  December 29, 1998. Ms. Cromwell's term expires at the
                         2002 annual meeting of stockholders. Ms. Cromwell has served as Senior Counsel in the Real Estate Practice
                         Group of the law firm of Shaw Pittman since January
                         1998. From April 1984 to December 1997, Ms. Cromwell was a Partner at Shaw Pittman. From January 1994 through December 1999, she served as General Counsel of the Federal City Council. Ms. Cromwell also currently serves on the Board of The Economic Club of Washington.

Kelvin L. Davis          Mr. Davis has been a director of the Company since
Age: 38                  December 29, 1998. Mr. Davis's term expires at the 2004
                         annual meeting of stockholders. Mr. Davis is a Partner with the Texas Pacific Group, an international private equity investment firm. Prior to joining Texas Pacific
                         Group in March 2000, Mr. Davis was the President and
                         Chief Operating Officer of Colony Capital, Inc., an international real estate investment firm and had served in various other capacities with Colony since its formation in 1991. Mr. Davis also currently serves on the board of directors of Hotwire, an internet-based travel company.

John W. Marriott III     Mr. Marriott has been a director of the Company since
Age: 40                  December 29, 1998. Mr. Marriott's term expires at the
                         2002 annual meeting of stockholders. Mr. Marriott has held the position of Executive Vice President - Sales and Marketing for lodging at Marriott International since March 2000. Mr. Marriott was Senior Vice
                         President of Marriott International's Mid-Atlantic
                         Region from June 1996 until March 2000. Since 1986, Mr.
                         Marriott has held successive positions including
                         Director of Finance in Marriott International's
                         Treasury Department, Director of Finance in Host
                         Marriott's Finance and Development Department and Vice
                         President, Lodging Development for The Ritz-Carlton
                         Hotel Company, L.L.C. He has also held positions as Director of Corporate Planning, Finance, Director of
                         Marketing and General Manager for a hotel.

John B. Morse, Jr.       Mr. Morse has been a director of the Company since
Age: 55                  December 29, 1998. Mr. Morse's term expires at the 2004
                         annual meeting of stockholders. Mr. Morse has held the position of Vice President, Finance, and Chief
                         Financial Officer of The Washington Post Company since
                         1989. Mr. Morse also currently serves as the President of Washington Post Telecommunications, Inc. and
                         Washington Post Productions, Inc., subsidiaries of The
                         Washington Post Company. Mr. Morse also serves as
                         Chairman of the Board of JMS Worldwide, a company in which The Washington Post has a five percent interest.

Bruce D. Wardinski       Mr. Wardinski is Chairman of the Board, President and
Age: 41                  Chief Executive Officer of the Company. Mr. Wardinski
                         has been a director of the Company since November 9, 1998. Mr. Wardinski's term expires at the 2002 annual meeting of stockholders. Prior to joining the Company, Mr. Wardinski was an employee of Host Marriott. At Host
                         Marriott, he was appointed Senior Director of Project
                         Finance in June 1993, Vice President of Project Finance in June 1994 and Senior Vice President of International
                         Development in October 1995. In June 1996, Mr.
                         Wardinski was elected Senior Vice President and
                         Treasurer of Host Marriott. Mr. Wardinski also currently serves as Vice Chairman on the Board of ServiceSource, Inc., a not-for-profit advocacy group representing people with disabilities, and serves on the board of directors of eStara.

Michael A. Wildish       Mr. Wildish has been a director of the Company since
Age: 41                  December 29, 1998. Mr. Wildish's term expires at the
                         2003 annual meeting of stockholders. Mr. Wildish is a Managing Director in the investment firm of Credit
                         Suisse First Boston. Mr. Wildish joined the firm from
                         Donaldson, Lufkin & Jenrette, which Credit Suisse First
                         Boston acquired in November 2000, where he was a managing director since 1997. Prior to joining
                         Donaldson, Lufkin & Jenrette, Mr. Wildish worked in the investment firm of Lazard Freres & Co. LLC, where he served as a General Partner from 1996 to 1997 and Vice
                         President from 1992 to 1995.

William L. Wilson        Mr. Wilson has been a director of the Company since
Age: 61                  September 15, 1999. Mr. Wilson's term expires at the
                         2003 annual meeting of stockholders. Mr. Wilson has been the Principal-in-Charge of Synterra, Ltd., a site architectural and construction management firm, since it was established in 1972. Mr. Wilson currently serves on the Board of Directors of the City of Philadelphia
                         Art Commission, the City of Philadelphia Percent for
                         Art Council, the Kutztown University, School of Visual and Performing Arts, and the Board of Trustees of the Pennsylvania School for the Deaf. Mr. Wilson also serves as the Mayor of Philadelphia's Transition Team
                         Lead Co-Chair for Housing.

Executive Officers

     Biographical information on Bruce D. Wardinski, Chairman of the Board, President and Chief Executive Officer of the Company is included above in the section "Directors."

Name and Title                  Age    Business Experience Prior to Becoming an Executive Officer of the
--------------                  ---    ------------------------------------------------------------------
                                       Company
                                       -------
James L. Francis                40     Mr. Francis is Executive Vice President and Chief  Financial Officer of
    Executive Vice                     the Company. Prior to joining the Company, Mr. Francis was an employee of
    President and                      Host Marriott. He joined Host Marriott in July 1997 as Vice President of
    Chief Financial Officer            Finance and became Assistant Treasurer of Host Marriott in February 1998.
                                       He was Vice President of Finance for Lodging-Reengineering Team Leader of
                                       Marriott International from 1995 to 1997 and was promoted to Vice President of Finance for Lodging-Asset Management and Owner Relations of Marriott
                                       International in 1997 prior to his joining Host Marriott in that year.

David L. Durbin                 53     Mr. Durbin was elected Executive Vice President of the Company and Chief
    Executive Vice                     Operating Officer of Crestline Hotels & Resorts in March 2001. Mr. Durbin
    President of the                   was Executive Vice President of Crestline Hotels & Resorts from March 2000
    Company and Chief                  until March 2001. Prior to joining the Company, Mr. Durbin was the
    Operating Officer of               President and co-founder of The Durbin Companies, Inc., a privately- held
    Crestline Hotels &                 hotel management and development company. Prior to forming The Durbin
    Resorts                            Companies, Mr. Durbin held several positions during his 15-year career with
                                       Marriott International, including General Manager of Marriott's Essex House in New York City.

Tracy M.J. Colden                40    Ms. Colden is Senior Vice President, General Counsel and Corporate
    Senior Vice                        Secretary of the Company. Prior to joining the Company, Ms. Colden was an
    President, General                 employee of Host Marriott. She joined Host Marriott as an attorney She was
    Counsel and                        promoted to Senior Attorney of Host Marriott in June in 1996. 1996 and
    Corporate Secretary                became Assistant General Counsel of Host Marriott in June 1997. Prior to
                                       joining Host Marriott, Ms. Colden was an attorney with the law firm of
                                       Hogan & Hartson L.L.P.

Larry K. Harvey                 37     Mr. Harvey is Senior Vice President, Treasurer and Controller of the
    Senior Vice                        Company. Mr. Harvey was elected Treasurer of the Company in January 2000.
    President, Treasurer               Prior to joining the Company, Mr. Harvey was an employee of Host Marriott.
    and Controller                     In 1995, Mr. Harvey was Director-Corporate Accounting of Host Marriott. He
                                       was promoted to Senior Director-Corporate Accounting of Host Marriott in
                                       1997 and Vice President-Corporate Accounting of Host Marriott in 1998.
                                       Prior to joining Host Marriott, Mr. Harvey was with the public accounting firm of PricewaterhouseCoopers LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the

Company's equity securities ("Reporting Persons"), to file reports of beneficial ownership of Company equity securities with the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange. Specific due dates for these reports have been established, and the Company is required to report herein any failure by such Reporting Persons to file such reports on a timely basis during 2001. During 2001, the Reporting Persons of the Company were in compliance with these requirements.

Item 11. Executive Compensation

Summary Compensation Table

     The following Summary Compensation Table shows the compensation paid by the Company for the last three fiscal years to the Chief Executive Officer, the other four most highly compensated executive officers (other than the Chief Executive Officer) for the Company's fiscal year 2001 and two former executive officers who resigned during fiscal year 2001.

                                                                                                        All Other
                                         Fiscal                            Restricted      Stock       Compensation
           Name                           Year     Salary (1)     Bonus     Stock (2)    Options (#)    (3)(4)(5)(6)
           ---                           ------    ----------    -------   -----------   -----------   -------------
Bruce D. Wardinski
                                          2001      $630,000     $504,000   $       --                  $   27,831
    Chairman of the Board,
    President and Chief Executive         2000       600,000      630,000           --       250,000      111,885
    Officer
                                          1999       530,000      556,500    1,224,172       750,000       94,450

James L. Francis
                                          2001       383,250      268,275           --            --       17,215
   Executive Vice President and
   Chief Financial Officer                2000       365,000      328,000           --            --       61,850

                                          1999       330,000      297,000      604,638       397,736       29,159

David L. Durbin

   Executive Vice President of
   the Company and Chief Operating        2001       269,231      148,077      401,400            --       11,761
   Officer, Crestline Hotels &
   Resorts, Inc.                          2000       250,000      156,250      243,282       100,000       14,672

                                          1999            --           --           --            --           --

Larry K. Harvey

   Senior Vice President,                 2001       231,000      110,187           --            --       10,376
   Treasurer and  Controller
                                          2000       220,000      132,000           --            --       26,741

                                          1999       160,000       96,000      260,420        82,381        6,695

Tracy M.J. Colden

   Senior Vice President,                  2001      220,500      105,179           --            --        9,905
   General Counsel and Corporate
   Secretary                               2000      210,000      126,000           --            --       25,805

                                           1999      160,000       96,000      255,674        77,137        9,693

Donald R. Trice (7)

   President and Chief Executive           2001       69,231           --           --            --      309,283
   Officer, Crestline Hotels &
   Resorts, Inc.                           2000      300,000      150,000      259,688       125,000       19,385

                                           1999           --           --           --            --           --

Steven J. Fairbanks (8)

   Executive Vice                          2001       75,240           --           --            --    2,801,388
   President,
   Lodging &                               2000      250,000      187,500           --            --       36,347
   Senior Living
   Investments                             1999      200,000      150,000      299,456       126,570       17,186


____________

(1) Salary amounts include both base salary earned and paid in cash during the fiscal year, and the amount of base salary deferred at the election of the executive officer.

(2) Includes restricted stock and deferred bonus stock. Restricted stock awards are subject to general restrictions, such as continued employment and non-competition. Holders of restricted stock receive dividends and exercise voting rights on their restricted shares. Deferred bonus stock represents awards that were earned while employees at Host Marriott pursuant to its stock plans prior to the Company's spin-off but which, as part of the spin-off, were converted from Host Marriott common stock to Company common stock on a basis which did not increase or decrease the economic value of the awards. The Company is not currently awarding deferred bonus stock to its executive officers. Subject to earlier vesting resulting from death, disability, retirement at age 55 with ten years of service or approved retirement after 20 years of service, deferred bonus stock contingently vests in ten equal installments beginning one year after the award is granted. As of December 28, 2001, the total number of deferred bonus stock, restricted stock and the aggregate values of these shares, respectively, was as follows: Mr. Wardinski, 741 shares, 72,000 shares, $22,978 and $2,232,720; Mr. Francis, 557 shares, 36,000 shares, $17,273 and $1,116,360;
     Mr. Durbin, 0 shares, 27,000 shares, $0 and $837,270; Mr. Harvey, 673 shares, 15,000 shares, $20,870 and $465,150; Ms. Colden, 430 shares, 15,000 shares, $13,334 and $465,150; Mr. Trice, 0 shares, 0 shares, $0 and $0; and Mr. Fairbanks, 0 shares, 18,000 shares, $0 and $557,460.

(3) This column includes the following Company matching contributions made under the Company's Retirement and Profit Sharing Plan and Executive Deferred Compensation Plan for fiscal 2001, respectively: Mr. Wardinski, $7,650 and $20,181; Mr. Francis, $7,650 and $9,565; Mr. Durbin, $3,356 and
     $8,404; Mr. Harvey, $7,650 and $2,726; Ms. Colden, $7,650 and $2,254; Mr.
     Trice, $3,386 and $2,692; and Mr. Fairbanks, $2,522 and $12,467.

(4) This column includes severance payments to Mr. Trice of $261,538 and Mr. Fairbanks of $141,346 (see "Employment Arrangements").

(5) This column includes the purchase of 129,058 stock options from Mr. Fairbanks for $2,604,790. The purchase price represented the difference between the exercise price of the underlying options and the trading price of the Company's common stock on the date of the purchase.

(6) This column includes consulting fees of $41,667 to Mr. Trice and $40,263 to Mr. Fairbanks pursuant to consulting agreements entered into with the Company upon termination (see "Employment Arrangements").

(7) Mr. Trice resigned from his position as President and Chief Executive Officer, Crestline Hotels & Resorts, effective March 6, 2001.

(8) Mr. Fairbanks resigned his position as Executive Vice President, Lodging and Senior Living Investments, effective March 30, 2001.

Stock Option Tables

     During fiscal year 2001, there were no grants of stock options to the Chief Executive Officer or any executive officers. The following table shows information concerning the exercise of stock options during fiscal year 2001 granted under the 1998 Amended and Restated Comprehensive Stock Incentive Plan (the "Comprehensive Stock Incentive Plan").

              Aggregated Stock Option/SAR Exercises in Last Fiscal
                     Year and Fiscal Year-End Option Values

                                                   Number of Shares Underlying    Value of Unexercised in the Money
                       Shares                     Unexercised Options at Fiscal   Stock Options at Fiscal Year End
                     Acquired on      Value                 Year End (#)                          (1)
     Name              Exercise    Realized ($)    Exercisable   Unexercisable       Exercisable   Unexercisable
------------------   -----------   ------------    -----------   -------------       -----------   -------------
Bruce D. Wardinski         --        $     --        772,623        250,000          $13,060,173    $4,862,502
James L. Francis           --              --        301,191        132,579            5,681,119     2,591,165
David L. Durbin        33,000         495,521            334         66,666                4,940       986,070
Larry K. Harvey            --              --         66,617         27,460            1,329,631       579,406
Tracy M.J. Colden       8,386         148,341         46,425         25,712              979,568       542,523
Donald R. Trice            --              --        125,000             --            1,712,188            --

___________

(1) Certain of these options were received as a result of the spinoff of the Company from Host Marriott to replace options to purchase shares of Host Marriott common stock on terms which did not increase or decrease the economic value of the options.

Compensation of Directors

     Directors who are also officers of the Company receive no additional compensation for their services as directors. Directors who are not officers of the Company and who are elected by the holders of Company common stock receive an annual retainer fee of $15,000 and 2,000 shares of Company common stock, as well as an attendance fee of $1,250 for each stockholders' meeting, meeting of the Board of Directors and meeting of a committee of the Board of Directors, regardless of the number of meetings held on a given day. The chair of each committee of the Board of Directors receives an additional annual retainer fee of $1,000. Any individual director receiving these fees may elect to defer payment of all such fees or any portion thereof pursuant to the Company's Executive Deferred Compensation Plan and/or the Company's Non-Employee Directors' Deferred Stock Compensation Plan. The Non-Employee Directors' Deferred Stock Compensation Plan provides for each non-employee director to elect to receive the annual director stock grant of 2,000 shares of Company common stock paid in lump sum immediately or in annual installments beginning at such time as such individual is no longer a member of the Board of Directors. This annual director stock grant of 2,000 is effective following each annual meeting of stockholders. Directors are also reimbursed for travel expenses and other out-of-pocket costs incurred while attending meetings or visiting the Company's hotel properties.

Employment Arrangements

     Certain of the terms and conditions of employment of Bruce D. Wardinski, James L. Francis and David L. Durbin are also governed by written employment agreements which are reviewed annually for salary adjustments by the Compensation Committee of the Board of Directors. Mr. Wardinski and Mr. Francis receive annual salaries of $630,000 and $383,250, respectively and which, subject to renewal, continue until December 31, 2002. In the event of a termination by the Company without cause, a resignation by Mr. Wardinski or Mr. Francis for good reason (assignment of duties inconsistent with his position, requirement of work at location outside a 75-mile radius of current location, the Company's failure to pay any compensation, or a substantial reduction in compensation as a whole, excluding reductions caused by a failure to achieve performance targets), or a resignation by Mr. Wardinski or Mr. Francis for any reason upon 60 days' written notice within twenty-four months for Mr. Wardinski, or twelve months for Mr. Francis, of a change in control of the Company or a change in the federal income law that would allow Host Marriott or an entity or entities in which Host Marriott owns a substantial economic interest to operate its hotels without adversely affecting its qualification for tax purposes as a real estate investment trust (a "Tax Law Change"), then Mr. Wardinski or Mr. Francis, as the case may be, will receive continued payment of his base salary for a period of time (twenty-four months for Mr. Wardinski, twelve months for Mr. Francis), life, health and disability benefits (during the same period), vesting as of the last day of employment in any unvested portion of any stock option or any restricted stock previously issued, a pro-rata share of any bonus to which he would have been entitled for the fiscal year in which the employment terminated and if the payments and benefits to be received would subject Mr. Wardinski or Mr. Francis to an excise tax on excess payments, an amount necessary to provide a net after-tax benefit equal to the amount that would have been received had such excise tax not applied. As a result of the Tax Law Change, effective January 1, 2001, Mr. Wardinski is eligible to terminate employment for any reason and receive the salary continuation and other benefits provided by his employment agreement. Mr. Wardinski has advised the Board that he has no present intent to terminate his employment as a result of the Tax Law Change.

     Mr. Trice resigned as President and Chief Executive Officer of Crestline Hotels & Resorts effective March 6, 2001. Effective as of that same date, Mr. Trice was appointed Vice Chairman of the Board of Directors of Crestline Hotels & Resorts. Prior to his resignation, Mr. Trice was employed pursuant to the terms of an employment agreement which continue until March 6, 2003 and provided for an annual salary of $300,000, annual incentive bonus and certain rights on termination of employment. Pursuant to agreement with Crestline Hotels & Resorts and the terms of his employment agreement, Mr. Trice will continue to receive payment of his annual salary and insurance benefit coverage through March 6, 2003, a pro-rated bonus for 2001, and vesting in the unvested portion of his stock options and restricted stock. Crestline Hotels & Resorts has also entered into a consulting agreement with Mr. Trice to perform certain hotel management, leasing and related consulting services for a two-year period commencing on March 6, 2001, for a fee of $50,000 per year plus the reimbursement of reasonable out of pocket expenses.

     Mr. Durbin receives an annual salary of $275,000 and which, subject to renewal, continues until March 14, 2003. In the event of a termination by the Company without cause or a resignation by Mr. Durbin for good reason (assignment of duties inconsistent with his position, the Company's failure to pay any compensation or a substantial reduction in compensation as a whole, excluding reductions caused by a failure to achieve performance targets or, a change in control of the Company) Mr. Durbin will receive a pro-rated bonus based upon the goals achieved during the year in which the termination occurs plus an amount equal to the lesser of the base salary for a twelve month period or the base salary for any unexpired balance of the three year term of his employment agreement, and vesting as of the last day of employment in any unvested portion of any stock option or any restricted stock previously issued and if the payments would be subject to an excise tax on an excess payment, an amount necessary to provide a net after-tax benefit equal to the amount that would be received had such excise tax applied.

     Mr. Fairbanks terminated his employment with the Company on March 30, 2001. Pursuant to an agreement and general release between Mr. Fairbanks and the Company, Mr. Fairbanks will receive a severance payment of $262,500 paid in equal installments and insurance benefit coverage through March 30, 2002. Mr. Fairbanks also received 221 shares of deferred bonus stock (111 shares distributed and 110 shares paid in cash based on the average of the high and low trading prices of the Company's common stock on March 30, 2001). Mr. Fairbanks' unvested stock options vested and the exercise period was extended to 180 days after termination of employment with the Company. On March 31, 2001, the Company entered into a consulting agreement with Mr. Fairbanks ending on January 15, 2002. Mr. Fairbanks' unvested restricted stock vested on January 15, 2002 in accordance with the terms of the consulting agreement. Mr. Fairbanks was paid $45,000 during the term of his consulting agreement for services which included property acquisition, development and related services.

     Certain of the terms and conditions of employment regarding severance issues for senior executives without employment agreements are governed by a written "Change in Control/Separation Pay Plan (the "Separation Plan")." The Separation Plan provides a basic framework of severance benefits following a Change in Control of the Company in the event of an eligible employee's termination by the Company without cause or in the case of senior executives, termination by the employee for good reason. The Separation Plan as it applies to senior executives allows the Company to count as a "Credited Year of Service" an employee's service with any other business acquired by the Company Group (as defined in the Separation Plan) (to the extent the Company Group counts such service for other benefit purposes) and permit the rounding up of fractional years of service. Employees as of June 25, 1999 and any other employees designated by the Compensation Policy Committee of the Board of Directors are eligible to participate. The Company will pay senior executives covered by the Separation Plan twelve months' base pay and will continue to pay life, health and disability insurance. In addition, the unvested portion of any stock option, restricted stock and deferred stock will vest and the employee will receive a pro-rata share of any bonus to which he or she would have been entitled. The Separation Plan terminates on December 31, 2002, and the Company cannot amend the plan in a manner adverse to the participants prior to January 1, 2003. A change in control occurs if any person acquires more than 35% of the Company outstanding common stock or outstanding voting securities, if, immediately following a merger or consolidation, any person, who did not already own such stock, owns more than 35% of the outstanding shares of voting stock of the surviving entity, if the Company sells all or substantially all of its assets, if the directors on June 25, 1999 and directors whose nominations are approved by a majority of such directors cease to be majority of directors at any time prior to December 31, 2002, or any other event that the Board of Directors determines would materially alter the structure or business of the Company or its ownership.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number of shares of Company common stock beneficially owned as of March 1, 2002 (unless otherwise indicated) by (i) each person serving as an executive officer or director of the Company during fiscal year 2001, (ii) all director nominees, (iii) all directors, director nominees and executive officers as a group and (iv) persons or entities owning 5% or more of the outstanding shares of Company common stock.

                                                                     Number of          Percent of
Name and Address of Beneficial Owner(1)                               Shares            Shares(2)
---------------------------------------                              ---------          ----------
Directors:
Bruce D. Wardinski                                                   1,228,078 (3)(4)       7.4
Adam M. Aron                                                            11,000                *
Louise M. Cromwell                                                      10,601                *
Kelvin L. Davis                                                          8,501 (5)            *
John W. Marriott III                                                   320,404 (6)          2.1
John B. Morse, Jr                                                        2,501 (5)            *
Michael A. Wildish                                                      10,001                *
William L. Wilson                                                        7,000 (5)            *
Executive Officers:
Tracy M.J. Colden                                                       90,815 (3)(4)
David L. Durbin                                                         64,874 (3)(4)         *
Steven J. Fairbanks(7)                                                  50,995                *
James L. Francis                                                       509,318 (3)(4)       3.2
Larry K. Harvey                                                        129,452 (3)(4)         *
Donald R. Trice(8)                                                     128,000 (3)            *
All Directors, Director Nominees and Executive Officers as a Group
 (14 persons)                                                        2,571,540             14.8
Other 5% Beneficial Owners:

                                                                     Number of          Percent of
Name and Address of Beneficial Owner(1)                               Shares            Shares(2)
---------------------------------------                              ---------          ----------
Richard E. Marriott                                                    857,378 (9)          5.5
Blackstone Entities                                                  1,370,423 (10)         8.8
Brahman Entities                                                     1,500,530 (11)         9.6
Perry Corp.                                                          1,515,300 (12)         9.7
Performance Capital Entities                                         1,502,500 (13)         9.6

________ *   Less than 1%
(1) Unless otherwise indicated, the address of each beneficial owner is 6600 Rockledge Drive, Suite 600, Bethesda, Maryland 20817.
(2) Based on the number of shares outstanding 15,623,997 as of March 1, 2002, plus the number of shares acquirable by the person(s) within 60 days after March 1, 2002.
(3) For purposes of this table, a person is deemed to have "beneficial ownership" of the number of shares of common stock of the Company that such person would have had the right to acquire within 60 days after March 1, 2002 upon exercise of options to purchase shares of common stock granted pursuant to the Company's 1998 Comprehensive Stock Incentive Plan. The following number of shares can be acquired by the named executives through the exercise of Company stock options exercisable within 60 days after March 1, 2002: Mr. Wardinski, 1,022,623; Ms. Colden, 62,137; Mr. Durbin, 33,667; Mr. Francis, 433,770; Mr. Harvey, 94,077; and Mr. Trice, 125,000.
(4) Includes shares of unvested restricted stock awarded pursuant to the Company's 1998 Comprehensive Stock Incentive Plan to executives as follows:
     Mr. Wardinski, 48,000; Ms. Colden, 10,000; Mr. Durbin, 27,000; Mr. Francis, 24,000; and Mr. Harvey, 10,000. See "Executive Compensation; Summary Compensation Table."
(5) The shares included herein do not include non-employee director annual deferred share awards or stock units representing fees deferred at the election of non-employee directors under the Company's Non-Employee Directors' Deferred Stock Compensation Plan. The combined number of shares
     (i) subject to deferred share awards and (ii) in stock unit accounts of non-employee directors as of March 1, 2002, were as follows: Mr. Davis, 4,558; Mr. Morse, 7,397; and Mr. Wilson 3,004. Neither share awards nor stock units carry voting rights or are transferrable. Share awards and stock units are distributed following retirement as a director.
(6) Includes 1,440 shares held by Mr. Marriott as trustee for three trusts for the benefit of his children; 1,914 shares owned by three trusts for the benefit of his children in which his wife serves as co-trustee; 315 shares owned by his wife, and 270,759 shares held by JWM Family Enterprises LP in which Mr. Marriott is President and CEO of the corporate general partner and J.W. Marriott, Jr. is the controlling stockholder.
(7) Mr. Fairbanks resigned from his position as Executive Vice President, Lodging and Senior Living Investments, effective March 30, 2001. See "Executive Compensation: Employment Arrangements."
(8) Mr. Trice resigned from his position as President and Chief Executive Officer of Crestline Hotels & Resorts, effective March 6, 2001. See "Executive Compensation: Employment Arrangements."
(9) Richard E. Marriott and J.W. Marriott, Jr. have reported and filed jointly an amended Schedule 13G under the Exchange Act, with the Commission on February 6, 2002 in relation to the Company. Includes: 202,883 shares for which Richard E. Marriott has the sole powers to vote, or direct the vote, and to dispose, or direct the disposition of; and (ii) 654,495 shares for which Richard E. Marriott shares the powers to vote, or to direct the vote, and to dispose, or to direct the disposition of (including 416,723 shares also beneficially owned by J.W. Marriott, Jr.). Does not include (i) shares held by the adult children of Richard E. Marriott as trustees for various trusts established for grandchildren of Richard E. Marriott and J.W. Marriott, Jr.; or (ii) shares owned directly or indirectly by certain members of the Marriott family; Richard E. Marriott disclaims beneficial ownership of all such shares. The principal address of J.W. Marriott, Jr. and Richard E. Marriott is 10400 Fernwood Road, Bethesda, Maryland 20817.
(10) Represents the shares of common stock held by Blackstone Real Estate Partners II L.P. ("BRE II"); Blackstone Real Estate Holdings II L.P. ("BREH II"); Blackstone Real Estate Partners II T.E. 1 L.P. ("BRE II TE 1"); Blackstone Real Estate Partners II T.E. 2 L.P. ("BRE II TE 2"); Blackstone Real Estate Partners II T.E. 3 L.P. ("BRE II TE 3"); Blackstone Real Estate Partners II T.E. 4 L.P. ("BRE II TE 4"); Blackstone Real Estate Partners II T.E. 5 L.P. ("BRE II TE 5"); Blackstone Real Estate Partners I L.P. ("BRE I"); Blackstone Real

     Estate Partners Two L.P. ("BRE Two"); Blackstone Real Estate Partners Three L.P. ("BRE Three"); Blackstone Real Estate Partners IV L.P. ("BRE IV"); Blackstone RE Capital Partners L.P. ("BRECP"); Blackstone RE Capital Partners II L.P. ("BRECP II"); Blackstone RE Offshore Capital Partners L.P. ("BOC"); Blackstone Real Estate Holdings L.P. ("BREH"); CR/RE L.L.C. ("CRRE"); BRE Logan Hotel Inc. ("Logan"); BRE/Cambridge L.L.C. ("Cambridge"); the general partner of BRE I, BRE Two, BRE Three, BRE IV, BRECP, BRECP II, and BOC, Blackstone Real Estate Associates L.P. ("BREA"); the general partner of BRE II, BRE II TE 1, BRE II TE 2, BRE II TE 3, BRE II TE 4, and BRE II TE 5, Blackstone Real Estate Associates II L.P. ("BREA II"); the general partner of BREH II and BREA II, Blackstone Real Estate Management Associates II L.P. ("BREMA II"); the general partner of BREH and BREA, BREA L.L.C. ("BREA LLC"); the general partner of BREMA II, BREA II L.L.C. ("BREA II LLC"); Peter G. Peterson ("Peterson") and Stephen A. Schwarzman ("Schwarzman"), who are the founding members of BREA LLC and BREA II LLC; and John G. Schreiber, a limited partner in BREA and BREA II (collectively all such persons and entities, the "Blackstone Entities"). The Blackstone Entities have reported in a Schedule 13G amendment filed on May 5, 1999 under the Exchange Act filed with the Commission, that the Blackstone Entities may be deemed to beneficially own in the aggregate 1,370,423 shares of Company common stock and by reason of their ability to control BREA LLC, BREA II LLC and Logan, Peterson and Schwarzman have shared power to vote or to direct the vote and to dispose or to direct the disposition of the shares of common stock that may be deemed to be beneficially owned by BREA LLC, BREA II LLC and Logan and, accordingly, may be deemed to beneficially own 1,368,474 shares of common stock. The principal business address for each of the non-individual Blackstone Entities and Messrs. Peterson and Schwarzman is 345 Park Avenue, 31st Floor, New York, New York 10154. The principal business address for Mr. Schreiber is Schreiber Investments, 1115 East Illinois Road, Lake Forest, Illinois 60045.
(11) Represents the shares of common stock held by Brahman Partners II, L.P. ("BPII"); Brahman Institutional Partners, L.P. ("BIP"); BY Partners, L.P. ("BYP"); Brahman C.P.F. Partners, L.P. ("BCPF"); Brahman Bull Fund, L.P. ("BBF"); Brahman Management, L.L.C. ("BMLLC"), Brahman Capital Corp. ("BCC"), Peter Hochfelder, Robert J. Sobel and Mitchell A. Kuflik (BPII, BIP, BYP, BCPF, BBF, BMLLC, BCC and Messrs. Hochfelder, Sobel and Kuflik, collectively, the "Brahman Entities"). The Brahman Entities have reported in a Schedule 13G amendment filed on February 14, 2002 under the Exchange Act filed with the Commission, that the Brahman Entities could be deemed to beneficially own an aggregate of 1,500,530 shares of Company common stock:
     BMLLC is the sole general partner of BPII, BIP, BYP, BBF and BCPF. Pursuant to an investment advisory contract, BCC has the power to vote and dispose of shares of Company common stock held by BYP and Brahman Partners II Offshore, Ltd. ("BPO"). Messrs. Hochfelder, Sobel and Kuflik are the managing members of BMLLC and the executive officers and directors of BCC. Of the 1,500,530 shares of Company common stock, BPII has shared voting and dispositive power over 99,600; BIP has shared voting and dispositive power over 155,600; BYP has shared voting and dispositive power over 956,100; BMLLC has shared voting and dispositive power over 1,476,300; and each of Messrs. Hochfelder, Sobel and Kuflik has shared voting and dispositive power over 1,500,530. The principal business address for the Brahman Entities is 277 Park Avenue, 26th Floor, New York, New York 10172. The principal business address for BPO is c/o Citco, N.V., Kaya Flamboyan 9, Willemstad, Curacao, Netherland Antilles.
(12) Represents shares of common stock of the Company that are held by Perry Corp. Perry Corp. and Richard C. Perry reported in a Schedule 13G amendment filed on February 27, 2002 under the Exchange Act, filed with the Commission, that Perry Corp. beneficially owned 1,515,300 shares of Company common stock with sole dispositive power and sole voting power over all such shares. Richard C. Perry is the President and sole stockholder of Perry Corp. The principal business address of Perry Corp. and Richard C. Perry is 599 Lexington Avenue, New York, New York 10022.
(13) Represents the shares of common stock held by Performance Capital, L.P. ("PCI"); Performance Capital II, L.P. ("PCII"); Performance Offshore, Ltd. ("POL"); Brett Fialkoff, IRA, an individual retirement account for the benefit of Brett Fialkoff ("BF"), and Jordan Warner (PCI, PCII, POL, Brett Fialkoff, IRA and Mr. Warner, collectively, the "Performance Entities"). The Performance Entities have filed a report on a Schedule 13G amendment filed on March 14, 2001 under the Exchange Act filed with the Commission, that indicates that the Performance Entities could be deemed to beneficially own an aggregate of 1,502,500 shares of Company common stock: Of the foregoing shares, PCI, PCII, POL, BF and Jordan Warner have reported ownership of 1,203,800 shares, 211,600 shares, 87,100 shares, 100 shares and 7,000 shares, respectively. PCI's sole general partner is Performance Capital, LLC ("PCLLC") which has sole voting and dispositive power over the shares held by PCI. PCII's sole general partner is Performance Management, LLC ("PMLLC") which has sole voting and dispositive power over the shares held by PCII. Performance Management Holding Corp. ("PMHC") is the sole investment manager of POL and has sole voting and dispositive power over the shares held by POL. BF has sole voting and dispositive power over the shares held by BF. Brian Warner has sole voting and dispositive power over the shares held by Jordan Warner. Brian Warner is the sole manager of each of PCLLC and PMLLC. Brian Warner and BF are the members of each of PCLLC and PMLLC. Brian Warner is the President and sole director of PMHC and Brian Warner and BF are its shareholders. Jordan Warner is a retired individual who resides at 137 Golf View Drive, Jericho, New York 11753. The principal business address for PCI, PCII, PCLLC, PMLLC, PMHC, Brina Warner and BF is 767 Third Avenue, 16th Floor, New York, New York 10017. The principal business address for POL is Corporate Centre, West Bay Road, P.O. Box 31106 SMB, Grand Cayman, Cayman Islands, B.W.I.

Item 13. Certain Relationships and Related Transactions

Relationship with Host Marriott

     Richard E. Marriott and J.W. Marriott, Jr. beneficially own approximately 6.9% and 5.9%, respectively, of the common stock of Host Marriott. Richard E. Marriott is the Chairman of the Board of Host Marriott and J.W. Marriott, Jr. is a director of Host Marriott. Based upon the relationship between the Company, Messrs. Richard E. Marriott and J.W. Marriott, Jr. and Host Marriott, information describing the Company's relationships with Host Marriott (see "Business and Properties - Relationship with Host Marriott") has been provided herein.

     Lease payments earned by Host Marriott in 2001 totaled $23.9 million for the full-service hotel leases and $77.4 million for the limited-service hotel subleases. Management fees earned by the Company in 2001 totaled $1.3 million for hotels owned by Host Marriott.

Relationship with Marriott International

     Mr. John W. Marriott III, a director of the Company, is also Executive Vice President - Sales and Marketing for lodging at Marriott International. Mr. Marriott is the son of J.W. Marriott Jr. Mr. J.W. Marriott, Jr. and Richard E. Marriott beneficially own approximately 12.7% and 12.3%, respectively, of the outstanding Class A common stock of Marriott International. J.W. Marriott, Jr. is Chairman of the Board and Chief Executive Officer of Marriott International and Richard E. Marriott is a director of Marriott International. Based upon the relationship between the Company, Messrs. Richard E. Marriott and J.W. Marriott, Jr. and Marriott International, information describing the Company's relationships with Marriott International (see "Business and Properties - Relationship with Marriott International") has been provided herein.

     Management fees earned by Marriott International in 2001 totaled $2.2 million for the full-service hotel leases, $35.7 million for the leased, subleased and owned limited-service hotels and $18.1 million for the senior living communities. Franchise fees earned by Marriott International in 2001 totaled $5.3 million for the Company-managed hotels.

Other Transactions and Relationships

     Pursuant to an Executive Stock Loan Program approved by the Board of Directors in 1999, certain executives purchased shares of Company stock at the then fair market value of the shares financed with loans from the Company. The loans bear interest at 5.5% and are for a maximum term of eight years, 11 months. The loans are secured by the stock purchased and are recourse to the executives. In 2001, the Executive Stock Loan Program was amended to provide that outstanding principal and accrued interest on the loans will be forgiven ratably over a three-year period beginning January 1, 2002, as well as additional compensation to the executive for individual income taxes due on the forgiveness. As of the end of fiscal year 2001, the outstanding loan balances for executive officers are as follows: Mr. Wardinski, $1,055,700; Mr. Francis, $529,500; Ms. Colden, $226,000; and Mr. Harvey, $224,469.

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

     (2) FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

     (3)  EXHIBITS

Exhibit No.                                Description
-------------------------------------------------------------------------------------------------
  3.1  --   Articles of  Incorporation  (incorporated  by  reference to Exhibit 3.1 to the Company's  Amendment No. 2 to  Registration  Statement on Form S-1 dated November
            12, 1998)
  3.2  --   Bylaws (incorporated by reference to Exhibit 3.2 to the Company's  Registration
            Statement on Form S-1 dated September 9, 1998)
  3.3  --   Articles  of   Amendment   and   Restatement   of  Articles  of   Incorporation
            (incorporated  by  reference  to  Exhibit  3.3  to  the  Company's  Amendment  No.  2 to
            Registration Statement on Form S-1 dated November 12, 1998)
  3.4  --   Amendment  to the  Company's  Amended and  Restated  Articles of  Incorporation
            dated  June  19,  2000  (incorporated  by  reference  to  Exhibit  3.1 to the  Company's
            Quarterly Report on Form 10-Q as of June 16, 2000)
  4.1  --   Specimen  Stock  Certificate  (incorporated  by reference to Exhibit 4.1 to the
            Company's  Amendment  No. 2 to  Registration  Statement  on Form S-1 dated  November 12,
            1998)
#10.1  --   Form of Hotel Lease  Agreement  between a Subsidiary  of Host  Marriott and HPT for Limited-Service  Hotels  (incorporated by reference to Exhibit 10.2 to the Company's
            Amendment No. 2 to Registration Statement on Form S-1 dated November 12, 1998)
 10.2  --   Form of Hotel  Sublease  Agreement  between the Company and Host  Marriott  for
            Limited-Service  Hotels  (incorporated  by reference  to Exhibit  10.3 to the  Company's
            Amendment No. 3 to Registration Statement on Form S-1 dated November 20, 1998)
#10.3  --   Form of  Limited-Service  Hotel  Management  Agreement  between the Company and
            Marriott  International  (incorporated  by reference  to Exhibit  10.6 to the  Company's
            Amendment No. 2 to Registration Statement on Form S-1 dated November 12, 1998)
#10.4  --   Form of  Communities  Operating  Agreement  between the  Company  and  Marriott
            International  (incorporated  by reference to Exhibit  10.7 to the  Company's  Amendment
            No. 2 to Registration Statement on Form S-1 dated November 12, 1998)

 10.5  --   Form of First Amendment to Communities Operating Agreement (incorporated by reference to Exhibit 10.8 to the Company's Amendment No. 2 to Registration
            Statement on Form S-1 dated November 12, 1998)
 10.6  --   Form of Tax Sharing Agreement between the Company and Host Marriott (incorporated by reference to Exhibit 10.14 to the Company's Amendment No. 3 to Registration
            Statement on Form S-1 dated November 20, 1998)
 10.7  --   Tax Matters Agreement dated June 21, 1997 among the Company, Host Marriott,
            Forum, Marriott International and MSLS (incorporated by reference to Exhibit
            10.22 to the Company's Amendment No. 2 to Registration Agreement on Form S-1
            dated November 12, 1998)
 10.8  --   Indemnity Agreement dated June 21, 1997 among the Company, Host Marriott,
            Marriott International and MSLS (incorporated by reference to Exhibit 10.23 to the Company's Amendment No. 2 to Registration Agreement on Form S-1 dated
            November 12, 1998)
 10.9  --   Distribution Agreement dated as of December 28, 1998 by and among Host Marriott
            Corporation, Host Marriott, L.P., the Company, Fernwood Hotel Assets, Inc. And
            Rockledge Hotel Properties, Inc. (incorporated by reference to the Company's
            Current Report on Form 8-K dated December 30, 1998)
10.10  --   The Company's 1998 Amended and Restated Comprehensive Stock Incentive Plan dated
            September 15, 1999 (incorporated by reference to Exhibit 10.12 to the Company's
            Annual Report on Form 10-K as of December 29, 2000)
10.11  --   1999 Executive Loan Award Program dated August 4, 1999 of the 1998 Comprehensive
            Stock Incentive Plan
10.12  --   First Amendment to the 1999 Executive Loan Award Program dated September 27,
            2001 of the 1998 Comprehensive Stock Incentive Plan
10.13  --   Acquisition and Exchange Agreement dated November 13, 2000 by and among the
            Company and Host Marriott L.P. (incorporated by reference to the Company's
            Current Report on Form 8-K dated November 13, 2000)
10.14  --   The Company's Change in Control Separation Pay Plan dated June 25, 1999
            (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on
            Form 10-K as of December 29, 2000)
10.15  --   Amendment to the Company's Change in Control Separation Pay Plan dated December
            4, 2000 (incorporated by reference to Exhibit 10.15 to the Company's Annual
            Report on Form 10-K as of December 29, 2000)
10.16  --   Second Amendment to the Company's Change in Control Separation Plan dated March
            22, 2001
10.17  --   Third Amendment to the Company's Change in Control Separation Plan dated October
            25, 2001
10.18  --   Employment Agreement between the Company and Bruce D. Wardinski dated June 23,
            1999 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K as of December 29, 2000)
10.19  --   Employment Agreement between the Company and James L. Francis dated June 23,
            1999 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K as of December 29, 2000)
10.20  --   Employment Agreement between Crestline Hotels & Resorts, Inc. and David L.
            Durbin dated March 14, 2000 (incorporated by reference to Exhibit 10.18 to the
            Company's Annual Report on Form 10-K as of December 29, 2000)
10.21  --   Amendment to the Employment Agreement between Crestline Hotels & Resorts, Inc.
            and David L. Durbin dated December 4, 2000 (incorporated by reference to Exhibit
            10.19 to the Company's Annual Report on Form 10-K as of December 29, 2000)

10.22  --   Employment Agreement between Crestline Hotels & Resorts, Inc. and Donald R.
            Trice dated March 6, 2000 (incorporated by reference to Exhibit 10.20 to the
            Company's Annual Report on Form 10-K as of December 29, 2000)
10.23  --   Stock Purchase Agreement Among Senior Housing Properties Trust, SNH/CSL
            Properties Trust, the Company and CSL Group, Inc. dated August 9, 2001
            (incorporated by reference to Exhibit 99.1 the Company's Current Report on Form
            8-K dated August 9, 2001)
   21  --   Subsidiaries of Crestline Capital Corporation

            # Agreement filed is illustrative of numerous other agreements to which the Company will be a party.

(b)  Reports On Form 8-K

     . September 28, 2001 - Report that the Company closed on the sale of its ten Residence Inn hotels. The Company filed pro forma financial information reflecting the sale of the hotels.
     . December 13, 2001 - Report that the Company's shareholders approved the sale of the Company's senior living business.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on March 19, 2002.

                                                   CRESTLINE CAPITAL CORPORATION


                                                   By /s/ James L. Francis
                                                      --------------------------
                                                          James L. Francis
                                                       Executive Vice President,
                                                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signatures                          Title                            Date
               ----------                          -----                            ----


         /s/ Bruce D. Wardinski             Chairman of the Board of Directors,    March 19, 2002
----------------------------------------   President and Chief Executive Officer
           Bruce D. Wardinski                  (Principal Executive Officer)


          /s/ James L. Francis                  Executive Vice President,          March 19, 2002
----------------------------------------         Chief Financial Officer
            James L. Francis                  (Principal Financial Officer)


           /s/ Larry K. Harvey                     Senior Vice President,          March 19, 2002
----------------------------------------          Treasurer and Controller
             Larry K. Harvey                   (Principal Accounting Officer)


            /s/ Adam M. Aron                              Director                 March 19, 2002
----------------------------------------
              Adam M. Aron


         /s/ Louise M. Cromwell                           Director                 March 19, 2002
----------------------------------------
           Louise M. Cromwell


           /s/ Kelvin L. Davis                            Director                 March 19, 2002
----------------------------------------
             Kelvin L. Davis


        /s/ John W. Marriott Iii                          Director                 March 19, 2002
----------------------------------------
          John W. Marriott III


         /s/ John B. Morse, Jr.                           Director                 March 19, 2002
----------------------------------------
           John B. Morse, Jr.


         /s/ Michael A. Wildish                           Director                 March 19, 2002
----------------------------------------
           Michael A. Wildish


          /s/ William L. Wilson                           Director                 March 19, 2002
---------------------------------------
            William L. Wilson