Form 10-Q
period 2002-03-22
CRESTLINE CAPITAL CORP
filed 2002-05-06
CIK 1070752

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

For the Quarter Ended March 22, 2002                 Commission File No. 1-14635


                          CRESTLINE CAPITAL CORPORATION
                              8405 Greensboro Drive
                                    Suite 500
                             McLean, Virginia 22102
                                 (571) 382-1700

        Maryland                                                      52-2151967
------------------------                                        ----------------
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

                                                                   Yes   X    No
                                                                        ---



                                                              Shares outstanding
      Class                                                    at April 22, 2002
------------------                                             -----------------
Common Stock, $.01
par value per share                                                   15,633,331

================================================================================

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                              Page No.
                                                                              --------
Part I.         FINANCIAL INFORMATION (Unaudited):

       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets -                               3
                  March 22, 2002 and December 28, 2001

                Condensed Consolidated Statements of Operations -                     4
                  Twelve Weeks Ended March 22, 2002 and March 23, 2001

                Condensed Consolidated Statement of Shareholders' Equity -            5
                  Twelve Weeks Ended March 22, 2002

                Condensed Consolidated Statements of Cash Flows -                     6
                  Twelve Weeks Ended March 22, 2002 and March 23, 2001 -

                Notes to Condensed Consolidated Financial Statements                  7

       Item 2.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                                 10

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk           17

Part II. OTHER INFORMATION AND SIGNATURE                                             18

                          PART I. FINANCIAL INFORMATION

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                          March 22,      December 28,
                                                                             2002            2001
                                                                         -----------     ------------
                                                                         (unaudited)
                                                ASSETS

Current assets:
   Cash and cash equivalents ..........................................  $  524,557      $  184,648
   Marketable securities ..............................................      32,566          25,551
   Due from hotel managers ............................................       6,989           7,280
   Other current assets ...............................................       5,501           4,440
                                                                         ----------      ----------
     Total current assets .............................................     569,613         221,919
Property and equipment, net ...........................................       4,288           4,527
Hotel working capital .................................................       7,330           7,330
Assets in discontinued operations .....................................          --         648,554
Lease deposits ........................................................      18,184          18,184
Other assets ..........................................................      26,752          24,390
                                                                         ----------      ----------
                                                                         $  626,167      $  924,904
                                                                         ==========      ==========


                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ..............................  $    4,521      $    8,970
   Lease payable ......................................................       6,113           7,011
                                                                         ----------      ----------
     Total current liabilities ........................................      10,634          15,981
Hotel working capital notes payable to Host Marriott ..................       7,330           7,330
Other debt ............................................................       2,850           2,572
Deferred income taxes .................................................       1,188             993
Liabilities in discontinued operations ................................          --         324,153
Other liabilities .....................................................       7,872           5,400
                                                                         ----------      ----------
     Total liabilities ................................................      29,874         356,429
                                                                         ----------      ----------
Shareholders' equity:
   Common stock, 75 million shares authorized, 22.4 million and
     22.3 million shares both issued and outstanding, respectively,
     $.01 par value ...................................................         224             223
   Additional paid-in capital .........................................     457,652         456,187
   Retained earnings ..................................................     265,323         238,971
   Treasury stock, 6.7 million shares .................................    (126,906)       (126,906)
                                                                         ----------      ----------
     Total shareholders' equity .......................................     596,293         568,475
                                                                         ----------      ----------
                                                                         $  626,167      $  924,904
                                                                         ==========      ==========

            See Notes to Condensed Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Twelve Weeks Ended March 22, 2002 and March 23, 2001
                (unaudited, in thousands, except per share data)

                                                                                 2002         2001
                                                                                 ----         ----
REVENUES
Rooms ....................................................................    $   76,561   $  118,567
Food and beverage ........................................................         3,317       13,486
Other ....................................................................         3,682        8,960
                                                                              ----------   ----------
         Total revenues ..................................................        83,560      141,013
                                                                              ----------   ----------
OPERATING COSTS AND EXPENSES
Property-level operating costs and expenses
     Rooms ...............................................................        16,601       25,389
     Food and beverage ...................................................         2,667       10,284
     Other ...............................................................        31,162       46,385
Other operating costs and expenses
     Management fees .....................................................         6,295       11,943
     Lease expense .......................................................        23,912       39,253
     Depreciation and amortization .......................................           396        1,571
     Other ...............................................................           883          958
                                                                              ----------   ----------
         Total operating costs and expenses ..............................        81,916      135,783
                                                                              ----------   ----------
OPERATING PROFIT .........................................................         1,644        5,230
Gain on sale of full-service hotel leases ................................            --      200,313
Equity in earnings (losses) of unconsolidated affiliates .................          (231)         192
Corporate expenses .......................................................        (2,968)      (3,537)
Interest expense .........................................................          (142)      (1,157)
Interest income ..........................................................         2,338        3,021
                                                                              ----------   ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ....................           641      204,062
Benefit (provision) for income taxes .....................................           336      (83,666)
                                                                              ----------   ----------
INCOME FROM CONTINUING OPERATIONS ........................................           977      120,396
Income from discontinued operations, net of income taxes .................           932        3,334
Gain on disposal of discontinued operations, net of income taxes .........        24,443           --
                                                                              ----------   ----------
NET INCOME ...............................................................    $   26,352   $  123,730
                                                                              ==========   ==========

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations ........................................    $      .06   $     7.82
                                                                              ==========   ==========
Net income ...............................................................    $     1.68   $     8.03
                                                                              ==========   ==========

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations ........................................    $      .06   $     7.47
                                                                              ==========   ==========
Net income ...............................................................    $     1.61   $     7.67
                                                                              ==========   ==========

            See Notes to Condensed Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Twelve Weeks Ended March 22, 2002

                                                                  Additional
                                                      Common        Paid-In        Retained       Treasury
                                                       Stock        Capital        Earnings         Stock
                                                       -----        ------         --------         -----
Balance, December 28, 2001 .......................   $    223     $  456,187      $  238,971     $ (126,906)
     Common stock issued for  the
         comprehensive stock plan ................          1          1,033              --             --
     Common stock issued for the
         employee stock purchase plan ............         --            355              --             --
     Income tax benefit from stock options
         exercised ...............................         --            505              --             --
     Other .......................................         --           (428)             --             --
     Net income ..................................         --             --          26,352             --
                                                     --------     ----------      ----------     ----------
Balance, March 22, 2002 ..........................   $    224     $  457,652      $  265,323     $ (126,906)
                                                     =========    ==========      ==========     ==========

            See Notes to Condensed Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Twelve weeks ended March 22, 2002 and March 23, 2001
                            (unaudited, in thousands)

                                                                                   2002              2001
                                                                                   ----              ----
OPERATING ACTIVITIES
Net income ..................................................................   $   26,352        $  123,730
Adjustments to reconcile net income to cash from operations:
     Income from discontinued operations ....................................         (932)           (3,334)
     Gain on disposal of discontinued operations ............................      (24,443)               --
     Depreciation and amortization ..........................................          437             1,725
     Income taxes ...........................................................       (1,220)           83,157
     Other ..................................................................          798               509
     Purchase of marketable securities ......................................       (7,015)               --
     Changes in current assets and liabilities ..............................          199             1,642
                                                                                ----------        ----------
Cash from (used in) continuing operations ...................................       (5,824)          207,429
Cash from discontinued operations ...........................................        1,838             6,624
                                                                                ----------        ----------
Cash from (used in) operations ..............................................       (3,986)          214,053
                                                                                -----------       ----------
INVESTING ACTIVITIES
   Investments in new hotel assets ..........................................       (3,222)          (16,308)
   Hotel lease security deposits ............................................           --            (8,346)
   Other capital expenditures ...............................................          (77)             (537)
   Other ....................................................................           --              (277)
                                                                                ----------        -----------
Cash used in investing activities from continuing operations ................       (3,299)          (25,468)
Cash from (used in) investing activities from discontinued operations .......      462,614            (1,975)
                                                                                ----------        ----------
Cash from (used in) investing activities ....................................      459,315           (27,443)
                                                                                ----------        ----------
FINANCING ACTIVITIES
   Repayments of debt .......................................................         (150)             (261)
   Issuance of debt .........................................................          428                --
   Issuance of common stock .................................................        1,388               360
   Other ....................................................................         (997)             (360)
                                                                                ----------        ----------
Cash from (used in) financing activities from continuing operations .........          669              (261)
Cash used in financing activities from discontinued operations ..............     (116,089)          (35,727)
                                                                                ----------        ----------
Cash used in financing activities ...........................................     (115,420)          (35,988)
                                                                                ----------        ----------
Increase in cash and cash equivalents .......................................      339,909           150,622
Cash and cash equivalents, beginning of period ..............................      184,648            35,534
                                                                                ----------        ----------
Cash and cash equivalents, end of period ....................................   $  524,557        $  186,156
                                                                                ==========        ==========

            See Notes to Condensed Consolidated Financial Statements.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements of Crestline Capital Corporation and subsidiaries (the "Company") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal and recurring adjustments) necessary to present fairly the financial position of the Company as of March 22, 2002 and the results of operations and cash flows for the twelve weeks ended March 22, 2002 and March 23, 2001. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

      A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows:

                                                                             Twelve Weeks Ended
                                                                           ----------------------
                                                                           March 22,    March 23,
                                                                             2002         2001
                                                                           ---------    ---------
                                                                                (in thousands)
      Weighted average number of common shares outstanding ............       15,614       15,399
      Assuming distribution of common shares granted under
         the comprehensive stock plan, less shares assumed
         purchased at average market price ............................          704          724
                                                                           ---------    ---------
      Shares utilized for the calculation of diluted earnings
         per share ....................................................       16,318       16,123
                                                                           =========    =========

3. The Company currently operates in three business segments: hotel management, hotel ownership and limited-service hotel leasing. The Company's managed hotels are upscale limited-service and full-service hotels operated independently and under such well regarded brands as Marriott, Hilton, Sheraton, Crowne Plaza, Renaissance, Hilton Garden Inn, Courtyard by Marriott, Residence Inn, and Holiday Inn. The Company's hotel ownership segment consists primarily of equity investments in joint ventures that own hotels. In 2001, the Company's hotel ownership segment also consisted of ten Residence Inn hotels and one Courtyard hotel that were sold in 2001. The Company's leased limited-service hotels are operated under the Courtyard by Marriott, Residence Inn, TownePlace Suites by Marriott and SpringHill Suites by Marriott brands. In 2001, the Company also operated an additional business segment, full-service hotel leasing, that was sold in 2001.

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

                                                                              Twelve Weeks Ended March 22, 2002
                                                ------------------------------------------------------------------------------------
                                                Full-Service   Limited-Service    Hotel        Hotel       Corporate
                                                Hotel Leasing   Hotel Leasing   Ownership    Management     & Other    Consolidated
                                                -------------   -------------   ---------    ----------     -------    ------------
                                                                                     (in thousands)
     Revenues ...............................   $         --   $      80,774    $      --    $    2,786    $      --   $   83,560
     Operating profit .......................             --           1,515           --           129           --        1,644
     Equity in earnings (losses) of
        unconsolidated affiliates ...........             --              --         (353)           --          122         (231)
     Interest expense .......................             --            (142)          --            --           --         (142)
     Other ..................................             --              --           --            --         (630)        (630)
     Income (loss) from continuing
        operations before income taxes ......             --           1,373         (353)          129         (508)         641
     Depreciation and amortization ..........             --               6           --           390           41          437

                                                                               Twelve Weeks Ended March 23, 2002
                                                -----------------------------------------------------------------------------------
                                                Full-Service   Limited-Service    Hotel        Hotel       Corporate
                                                Hotel Leasing   Hotel Leasing   Ownership    Management     & Other    Consolidated
                                                -------------   -------------   ---------    ----------     -------    ------------
                                                                                     (in thousands)
     Revenues ...............................   $     28,745   $      92,469    $  10,008    $    9,791    $      --   $  141,013
     Operating profit .......................            254           2,350        2,473           153           --        5,230
     Gain on sale transaction ...............        200,313              --           --            --           --      200,313
     Equity in earnings of
        unconsolidated affiliates ...........             --              --           --            --          192          192
     Other ..................................             --              --           --            --         (516)        (516)
     Interest expense .......................            (23)            (87)      (1,047)           --           --        (1,157)
     Income (loss) from continuing
        operations before income
        taxes ...............................        200,544           2,263        1,426           153         (324)     204,062
     Depreciation and amortization ..........             --               6        1,110           455          154        1,725

4. On August 9, 2001, the Company entered into a stock purchase agreement to sell its portfolio of 31 senior living communities to Senior Housing Properties Trust ("SNH"), a real estate investment trust based in Newton, Massachusetts. On January 11, 2002, the Company closed on the transaction for total consideration of $600 million. Pursuant to the stock purchase agreement, the Company sold the capital stock of its subsidiaries that comprised the Company's senior living business to SNH. The Company's net after tax proceeds from the transaction were approximately $347 million. The proceeds from the transaction included a $25 million promissory note issued by SNH, which had a 10% interest rate and a maturity of two years. On February 22, 2002, SNH repaid the $25 million promissory note. The Company has treated the senior living segment as discontinued operations in the accompanying condensed consolidated financial statements. Income taxes from income from discontinued operations for the twelve weeks ended March 22, 2002 and March 23, 2001 were $0.6 million and $2.3 million, respectively. The Company recognized a gain on the disposal of the senior living segment of $24.4 million in the first quarter of 2002. There was no income tax provision attributable to the gain on the disposal of the senior living segment. Revenues from discontinued operations for the twelve weeks ended March 22, 2002 and March 23, 2001 were $10.7 million and $62.8 million, respectively.

5. On March 27, 2002, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Barcelo Gestion Hotelera, S.L. ("Barcelo Gestion"), a Spanish limited liability company, and Cowboy Acquisition Corp, a Maryland corporation and wholly owned subsidiary of Barcelo Corporacion Empresarial, S.A. ("Barcelo Empresarial"), a Spanish corporation. On April 26, 2002, the Company, Barcelo Gestion, Cowboy Acquisition Corp and Barcelo Empresarial entered into an Assignment and Assumption Agreement and Amendment to Agreement and Plan of Merger, whereby Barcelo Gestion assigned all of its rights, interests and obligations under the Merger Agreement to Barcelo Empresarial and Barcelo Empresarial agreed to perform all of Barcelo Gestion's obligations under the Merger Agreement. Pursuant to the amended Merger Agreement, the Company will become a wholly owned subsidiary of Barcelo Empresarial. Under the terms of the amended Merger Agreement, upon the effectiveness of the merger of Cowboy Acquisition Corp into the Company, each outstanding share of the Company's common stock will be converted into the right to receive $34 per share in cash. The transaction is subject to the approval of two-thirds of the Company's stockholders and customary regulatory approvals and closing conditions. The transaction will be completed as soon as possible following the approval of the merger by the Company's stockholders and the satisfaction of certain conditions to closing.

                 CRESTLINE CAPITAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

     Certain matters discussed herein or delivered in connection with this Form 10-Q are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Certain, but not necessarily all, of such statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates" or "anticipates" or the negative thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements of the Company to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. These may include: (i) national and local economic and business conditions or governmental regulations that will affect demand, prices, wages or other costs for hotels;
(ii) the level of rates and occupancy that can be achieved by such properties; (iii ) the Company's ability to compete effectively in areas such as access, location, quality of properties and rate structures; (iv) the ability to maintain the properties in a first-class manner (including meeting capital expenditure requirements); (v) the availability and terms of financing; (vi) governmental actions and initiatives; (vii) the ability to consummate the merger; and (viii) the ability to find available acquisitions and investment opportunities. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions and business opportunities, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues

     Overall revenues decreased by $57.4 million, or 41%, to $83.6 million for the first quarter of 2002 from over $141 million in 2001. The decrease in revenues is attributable primarily to the sales of the remaining full-service hotel lease, a portfolio of ten Residence Inns, and one Courtyard hotel.

     Revenues by segment were as follows:

                                                  Twelve Weeks Ended
                                                -----------------------
                                                March 22,     March 23,
                                                  2002           2001
                                                ---------     ---------
                                                     (in thousands)
     Full-service hotel leasing ..............  $      --     $  28,745
     Limited-service hotel leasing ...........     80,774        92,469
     Hotel ownership .........................         --        10,008
     Hotel management ........................      2,786         9,791
                                                ---------     ---------
                                                $  83,560     $ 141,013
                                                =========     =========

     Full-Service Hotel Leasing. Full-service hotel lease revenues were $28.7 million in the first quarter of 2001. The significant decrease in revenues is due to the sale of the remaining full-service hotel lease effective June 16, 2001.

     Limited-Service Hotel Leasing. Leased limited-service hotel revenues decreased by $11.7 million, or 13%, to $80.8 million in 2002. The decrease in revenue is due primarily to a decrease in room revenue per available room ("REVPAR") as a result of an overall decrease in business and leisure travel due to the trajic events of September 11 and an overall weak economy.

     Revenue from the Company's 71 subleased limited-service hotels decreased $12.4 million, or 17%, to $58.9 million. REVPAR for the Company's subleased Courtyard by Marriott hotel properties decreased 17% due to a decrease in average room rates of 5.0% and a decrease in average occupancy of over nine percentage points. REVPAR for the Company's subleased Residence Inn properties decreased 17% due to a decrease in average room rates of 9.8% and a decrease in average occupancy of over six percentage points.

     Revenue from the Company's 28 leased limited-service hotels increased $0.7 million, or 3.3%, in 2002 to $21.9 million. The increase in revenue is due primarily to the incremental revenue from additional hotels that opened during the first quarter of 2001, partially offset by a decrease in REVPAR. The table below sets forth certain information for the Company's leased and subleased limited-service hotels.

                                                              Twelve Weeks Ended
                                                             -----------------------
                                                             March 22,     March 23,
                                                               2002            2001
                                                             ---------     ---------
     Subleased Courtyard (53 Properties)
     Room rate ...........................................   $   99.08     $  104.34
     Room rate increase (decrease) .......................        (5.0%)         7.3%
     Occupancy ...........................................        65.9%         75.2%
     REVPAR ..............................................   $   65.26     $   78.47
     REVPAR increase (decrease) ..........................       (16.8%)         6.0%

     Subleased Residence Inns (18 Properties)
     Room rate ...........................................   $   96.60     $  107.12
     Room rate increase (decrease) .......................        (9.8%)         5.3%
     Occupancy ...........................................        71.8%         78.2%
     REVPAR ..............................................   $   69.33     $   83.73
     REVPAR increase (decrease) ..........................       (17.2%)         1.1%

     Leased Limited-Service Hotels (28 Properties)
     Room rate ...........................................   $   93.75     $  102.43
     Occupancy ...........................................        67.8%         71.4%
     REVPAR ..............................................   $   63.58     $   73.13

     Hotel Ownership. Revenue from the Company's owned hotels was $10.0 million in 2001, which consisted of revenues from a portfolio of ten Residence Inns that were sold in September 2001 and one Courtyard hotel that was sold in December 2001.

     Hotel Management. Revenue for the Company's managed hotels decreased $7.0 million, or 72%, to $2.8 million in the first quarter of 2002. Revenue for the Company's managed hotels consist primarily of property-level revenues for hotels managed under lease agreements as well as management fees for hotels managed under management agreements.

     The table below summarizes the source of revenue from the Company's managed hotels:

                                               Twelve Weeks Ended
                                              -----------------------
                                              March 22,     March 23,
                                                2002          2001
                                              ---------     ---------
                                                  (in thousands)
     Lease agreements .....................   $   1,384     $   8,603
     Management agreements ................       1,309         1,188
     Other ................................          93            --
                                              ---------     ---------
                                              $   2,786     $   9,791
                                              =========     =========

     The significant decrease in hotel management revenue is attributable to the decrease in revenue for hotels managed under lease agreements. The Company managed four hotels under lease agreements in the first quarter of 2001 compared to two hotels in the first quarter of 2002. The two hotels that were formerly managed under lease agreements were converted to management contracts. Excluding the revenue of these two hotels, revenue for the first quarter of 2002 decreased $260,000, or 8.5%. The table below sets forth comparable information for the Company's managed hotels.

                                                Twelve Weeks Ended
                                              -----------------------
                                              March 22,     March 23,
                                                2002           2001
                                              ---------     ---------
     Full-Service Hotels
     Room rate ............................   $  105.21     $  116.24
     Occupancy ............................        62.1%         67.3%
     REVPAR ...............................   $   65.35     $   78.21
     Limited-Service Hotels
     Room rate ............................   $   83.95     $   80.48
     Occupancy ............................       59.6%          67.5%
     REVPAR ...............................   $   50.03     $   54.32

Operating Profit

     The Company's total operating profit decreased $3.6 million, or 69%, to $1.6 million for the first quarter of 2002. The decrease in operating profit is attributable primarily to the sales of the remaining full-service hotel lease, a portfolio of ten Residence Inns, and one Courtyard hotel, as well as a significant decrease in the operating profit of the Company's 28 leased limited-service hotels.

     Operating profit by segment was as follows:

                                                 Twelve Weeks Ended
                                              -----------------------
                                              March 22,     March 23,
                                                2002          2001
                                              ---------     ---------
                                                   (in thousands)

     Full-service hotel leasing ...........   $      --     $     254
     Limited-service hotel leasing ........       1,515         2,350
     Hotel ownership ......................          --         2,473
     Hotel management .....................         129           153
                                              ---------     ---------
                                              $   1,644     $   5,230
                                              =========     =========

     Full-Service Hotel Leasing. Operating profit for the Company's full-service hotel leases was $254,000 in the first quarter of 2001.

     Limited-Service Hotel Leasing. Operating profit for the Company's limited-service hotel leases and subleases decreased by $835,000, or 36%, to $1.5 million in the first quarter of 2002. The decrease in operating profit is attributable primarily to a decrease in operating profit from the 28 leased limited-service hotels.

     Operating profit for the Company's 71 subleased limited-service hotels decreased $181,000, or 9.3%, to $1.8 million in the first quarter of 2002. The decrease in operating profit for the subleased Courtyards and Residence Inn hotels was due to the decrease in revenue discussed above, partially offset by a decrease in management fees and percentage rent expense due to the decrease in revenues as well as the manager, Marriott International, Inc., controlling costs in response to the lower revenues.

     The Company's 28 leased limited-service hotels had an operating loss of $260,000 for the first quarter of 2002 compared to an operating profit of $394,000 for the first quarter of 2001. These limited-service hotel leases consist primarily of recently opened new hotels with relatively new brands, which experienced a greater negative impact on profitability as a result of the reduced travel in the first quarter of 2002.

     Hotel Ownership. Operating profit for the Company's owned hotels was $2.5 million in the first quarter of 2001. As described earlier, the hotels that produced the operating profit were sold in 2001.

     Hotel Management. Operating profit for the Company's managed hotels decreased $24,000, or 16%, to $129,000 for the first quarter of 2002.

Gain on Sale of Full-Service Hotel Leases

     In the first quarter of 2001, the Company completed a purchase and sale transaction with Host Marriott whereby all but one of the Company's subsidiaries owning the full-service hotel leasehold interests were transferred to Host Marriott for cash consideration totaling $201 million. The effective date of the transaction was January 1, 2001. The Company recorded a gain on the transaction of $200 million, net of transaction costs.

Equity in Earnings (Losses) of Unconsolidated Affiliates

     The Company's equity in losses of unconsolidated affiliates was $231,000 in the first quarter of 2002 compared to equity in earnings of unconsolidated affiliates of $192,000 in the first quarter of 2001. The comparisons to the prior year were impacted by three new joint ventures that each own a hotel that opened in either during 2001 or the first quarter of 2002. All three of these joint ventures experienced negative operating profits due to the start up costs and low occupancy typical of new hotel openings.

Corporate Expenses

     Corporate expenses decreased $569,000, or 16%, to $3.0 million for the first quarter of 2002. The decrease in corporate expenses is due mostly to the reduction of the corporate staff as a result of a corporate restructuring in the second quarter of 2001.

Interest Expense

         Interest expense decreased $1.0 million to $142,000 in the first quarter of 2002. The decrease in interest expense is due to the sale of a portfolio of ten Residence Inn hotels and the assumption of the mortgage on the hotels by the purchaser in September 2001.

Interest Income

         Interest income decreased $683,000 to $2.3 million for the first quarter of 2002. The decrease in interest income is due primarily to the lower interest rates earned on the Company's short-term investments, partially offset by the additional interest earned on the cash proceeds from the sales of a portfolio of ten Residence Inns, one Courtyard hotel and the senior living business.

Income Taxes

         The Company's income tax benefit for the first quarter of 2002 was $336,000 compared to a provison of $83.7 million for the first quarter of 2001. The Company's income tax benefit in the first quarter of 2002 is due primarily to a permanent tax difference between book and tax accounting for the recognition of expenses for certain stock awards.

Income From Continuing Operations

         Income from continuing operations was $1.0 million, or $.06 per diluted share, for the first quarter of 2002 compared to $120 million, or $7.47 per diluted share, for the first quarter of 2001. The significant decrease in income from continuing operations is due primarily to the pre-tax gain on the sale of the full-service hotel leases of $200 million in the first quarter of 2001, as well as the impact of the sale of the Company's portfolio of ten Residence Inns and one Courtyard hotel during 2001.

Income From Discontinued Operations

         The Company's income from discontinued operations consists of the operating results of the Company's senior living segment that was sold on January 11, 2002. The income from discontinued operations was $932,000 for the first quarter of 2002 compared to $3.3 million for the first quarter of 2001. The comparisons to the prior year were impacted by the sale of the segment on January 11, 2002.

Gain on Disposal of Discontinued Operations

         The Company recorded a gain on the disposal of senior living segment of $24.4 million in the first quarter of 2002.

Net Income

         Net income for the first quarter of 2002 was $26.4 million, or $1.61 per diluted share, compared to $123.7 million, or $7.67 per diluted share, for the first quarter of 2001. The significant decrease in diluted earnings per share in the first quarter of 2001 was due primarily to the decrease in income from continuing operations discussed above, partially offset by the gain on the disposal of discontinued operations in the first quarter of 2002.

EBITDA

     The Company's earnings before interest expense, taxes, depreciation and amortization and other non-cash items ("EBITDA") from continuing operations decreased $5.1 million to $1.6 million in the first quarter of 2002 as compared to $6.7 million the first quarter of 2001. The following is an EBITDA summary by segment and a reconciliation of EBITDA to the Company's income from continuing operations:

                                                                       Twelve Weeks Ended
                                                                    -------------------------
                                                                    March 22,       March 23,
                                                                      2002            2001
                                                                      ----            ----
                                                                          (in thousands)
     Full-service hotel leases .................................    $      --       $    230
     Limited-service hotel leases ..............................        1,435          2,269
     Hotel ownership, net of minority owned distributions ......           --          3,551
     Hotel management ..........................................          562            682
     Equity investments ........................................         (231)           130
     Interest income ...........................................        2,338          3,021
     Corporate and other .......................................       (2,516)        (3,218)
                                                                    ---------       --------
          EBITDA from continuing operations ....................        1,588          6,665
     EBITDA from discontinued operations .......................        2,364         17,012
                                                                    ---------       --------
              Total EBITDA .....................................    $   3,952       $ 23,677
                                                                    =========       ========

     EBITDA from continuing operations .........................    $   1,588       $  6,665
     Interest expense ..........................................         (142)        (1,157)
     Hotel working capital note interest expense ...............           87            110
     Depreciation and amortization .............................         (437)        (1,725)
     Income taxes ..............................................          336        (83,666)
     Gain on sale of full-service hotel leases .................           --        200,313
     Other non-cash charges, net ...............................         (455)          (144)
                                                                    ----------      --------
          Income from continuing operations ....................    $     977       $120,396
                                                                    =========       ========

     The ratio of earnings to fixed charges was 1.0 to 1.0 for the first quarter of 2002 and 6.4 to 1.0 for the first quarter of 2001.

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

CASH FLOWS AND FINANCIAL CONDITION

     The Company's principal sources of liquidity are cash on hand. As of March 22, 2002, the Company had cash and cash equivalents of $525 million and marketable securities of $32.6 million.

     Cash Flows. Cash used in operations was $4.0 million for the first quarter of 2002 compared to cash from operations of $214 million for the first quarter of 2001. The comparisons to the prior year were significantly impacted by the proceeds from the full-service hotel lease termination in the first quarter of 2001 as well as the reduction in cash flow due to the assets sold in 2001 and 2002. The cash used in operating activities for the first quarter of 2002 was impacted by the purchase of marketable securities of $7.0 million.

     Cash from investing activities was $459 million in the first quarter of 2002. The cash used in investing activities from continuing operations for the first quarter of 2002 was $3.3 million, which consists primarily of an equity investment in a hotel joint venture. The cash from investing activities from discontinued operations for the first quarter of 2002 was $463 million, which consists of the sale proceeds from the sale of the Company's senior living segment, excluding the repayment of debt of $116 million in connection with the sale.

     Cash used in financing activities was $115 million for the first quarter of 2002. The cash from financing activities from continuing operations for the first quarter of 2002 was $.7 million, which consists primarily of proceeds from stock option exercises. The cash used in financing activities from discontinued operations for the first quarter of 2002 was $116 million, which consists of the repayment of senior living debt in connection with the sale of the segment.

     On August 9, 2001, the Company entered into a stock purchase agreement to sell its portfolio of 31 senior living communities to Senior Housing Properties Trust ("SNH"), a real estate investment trust based in Newton, Massachusetts. On January 11, 2002, the Company closed on the transaction for a total consideration of $600 million. Pursuant to the stock purchase agreement, the Company sold the capital stock of its subsidiaries that comprised the Company's senior living business to SNH. The Company's net after tax proceeds from the transaction were approximately $347 million. The proceeds from the transaction included a $25 million promissory note issued by SNH, which had a 10% interest rate and a maturity of two years. On February 22, 2002, SNH repaid the $25 million promissory note.

     In the first quarter of 2002, the Company entered into a joint venture agreement to develop and own the 300-room Sugar Land Marriott Town Square and Conference Center located in Sugar Land, Texas. The hotel is expected to open in late 2003. The conference center will be leased from the city for an initial term of 99 years. The Company's total equity contribution was approximately $3.1 million. The Company will manage the hotel and conference center under a long-term management agreement with the joint venture.

     On March 27, 2002, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Barcelo Gestion Hotelera, S.L. ("Barcelo Gestion"), a Spanish limited liability company, and Cowboy Acquisition Corp, a Maryland corporation and wholly owned subsidiary of Barcelo Corporacion Empresarial, S.A. ("Barcelo Empresarial"), a Spanish corporation. On April 26, 2002, the Company, Barcelo Gestion, Cowboy Acquisition Corp and Barcelo Empresarial entered into an Assignment and Assumption Agreement and Amendment to Agreement and Plan of Merger, whereby Barcelo Gestion assigned all of its rights, interests and obligations under the Merger Agreement to Barcelo Empresarial and Barcelo Empresarial agreed to perform all of Barcelo Gestion's obligations under the Merger Agreement. Pursuant to the amended Merger Agreement, the Company will become a wholly owned subsidiary of Barcelo Empresarial. Under the terms of the amended Merger Agreement, upon the effectiveness of the merger of Cowboy Acquisition Corp into the Company, each outstanding share of the Company's common stock will be converted into the right to receive $34 per share in cash. The transaction is subject to the approval of two-thirds of the Company's stockholders and customary regulatory approvals and closing conditions. The transaction will be completed as soon as possible following the approval of the merger by the Company's stockholders and the satisfaction of certain conditions to closing.

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

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits:

         None.

b.       Reports on Form 8-K:

         . January 11, 2002 - Report of the announcement that the Company closed on the sale of its portfolio of 31 senior living communities to Senior Housing Properties Trust.

         . March 27, 2002 - Report of the announcement that the Company entered into an agreement and plan of merger with Barcelo Gestion Hotelera, S.L., a Spanish limited liability company. Upon the effectiveness of the merger, each outstanding share of the Company's common stock will be converted into the right to receive $34 per share in cash. The transaction is subject to the vote of the Company's stockholders, certain franchiser consents and customary regulatory approval and closing conditions. The Company also announced that its Board of Directors approved an amendment to its Rights Agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CRESTLINE CAPITAL CORPORATION

May 6, 2002                  By: /s/ Larry K. Harvey
-----------                      -----------------------------------------
Date                             Larry K. Harvey
                                 Senior Vice President, Treasurer and Controller
                                 (Chief Accounting Officer)